Form 10QSB
period 1998-11-30
CURTIS INTERNATIONAL LTD
filed 1999-01-14
CIK 1063251

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                   FORM 10-QSB
(Mark One)

[X]      Quarterly  Report  Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For The Quarter Ended November 30, 1998 or

[   ]    Transition  report  pursuant  to  Section  13 or  15(d)  of the
Securities  Exchange  Act of 1934 For The Transition Period from _______to______

Commission File Number 0-24847

                            CURTIS INTERNATIONAL LTD.
                            -------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

ONTARIO, CANADA                                                    N/A
---------------                                                    ---
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

7 KODIAK CRESCENT, DOWNSVIEW, ONTARIO                            M3J 3E5
-------------------------------------                            -------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: 514-737-2332

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: January 13, 1999, 5,373,145 Shares of Common Stock outstanding.

         Transitional Small Business Disclosure (check One):

 Yes  [    ]         No  [ X ]

                            CURTIS INTERNATIONAL LTD.

                                      INDEX

                                                                      PAGE

PART I - FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

         Balance Sheet - November 30, 1998...................................  3

         Statements  of  Operations  - For the three  months and six months ended  November  30, 1998 and November 30, 1997...................... 4

         Consolidated  Statements  of Cash  Flows - For the  six  months ended  November  30,  1998  and November 30, 1997.................... 5

         Statements of Stockholders Equity For the six months
         ended November 30, 1998.............................................. 6

         Notes to Financial Statements......................................7-10

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...............................11-12


PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES................................................13


SIGNATURES....................................................................14

CURTIS INTERNATIONAL LTD.
Interim Balance Sheets
As of November 30, 1998 and May 31, 1998
(Amounts expressed in US dollars) (Unaudited)


                                                 November 30,         May 31,
                                                    1998               1998
                                                      $                  $
ASSETS

CURRENT ASSETS
Cash                                                4,016,698         3,401,181
Accounts receivable                                 9,650,447         4,084,729
Inventory                                           4,855,530         5,853,118
Prepaid expenses and sundry assets                     60,602             8,737
Mortgage receivable (note 2)                           67,836            75,553
                                                  -----------       -----------
                                                   18,651,113        13,423,318

DEFERRED ISSUE COSTS                                     --              89,845
PROPERTY, PLANT AND EQUIPMENT                         193,308           172,209
                                                  -----------       -----------
                                                   18,844,421        13,685,372

LIABILITIES
CURRENT LIABILITIES

Bank indebtedness (note 3)                          5,615,030         8,729,357
Accounts payable                                    2,669,413         2,259,681
Income taxes payable                                1,045,238           534,323
Current portion of advances from
affiliated parties (note 4)                         1,177,980           483,535
                                                  -----------       -----------
                                                   10,507,661        12,006,896

ADVANCES FROM AFFILIATED PARTIES                         --             241,768
                                                  -----------       -----------
                                                   10,507,661        12,248,664

SHAREHOLDERS= EQUITY

CAPITAL STOCK (note 5)                              5,934,634                80
CUMULATIVE TRANSLATION ADJUSTMENT                    (118,920)          (93,990)
RETAINED EARNINGS                                   2,521,046         1,530,618
                                                  -----------       -----------
                                                    8,336,760         1,436,708
                                                  -----------       -----------
                                                   18,844,421        13,685,372
                                                  -----------       -----------


CURTIS INTERNATIONAL LTD.
Interim Statements of Operations
For the three and six months ended November 30, 1998 and 1997
(Amounts expressed in US dollars) (Unaudited)



                                        For the period ended November 30,
                                        three months           six  months
                                     1998         1997        1998       1997
                                       $           $            $          $

SALES                            16,718,102   11,225,616   25,411,315   15,520,298

Cost of sales                    13,966,851    9,270,480   21,006,221   12,627,691
                                 ----------   ----------   ----------   ----------

GROSS PROFIT                      2,751,251    1,955,136    4,405,095    2,892,607
                                 ----------   ----------   ----------   ----------

EXPENSES
Administrative                      615,171      470,601    1,012,525      811,400
Selling                             797,308      573,271    1,343,158      842,076
Financial                           254,856      180,195      398,698      228,907
                                 ----------   ----------   ----------   ----------
                                  1,667,335    1,224,067    2,754,381    1,882,383
                                 ----------   ----------   ----------   ----------

INCOME BEFORE
INCOME TAXES                      1,083,916      731,069    1,650,714    1,010,223

Income taxes                        433,567      309,899      660,286      402,950
                                 ----------   ----------   ----------   ----------

NET INCOME                          650,349      421,170      990,428      607,273
                                 ----------   ----------   ----------   ----------

NET INCOME PER WEIGHTED
AVERAGE COMMON SHARE                   0.16         0.11         0.26         0.16
                                 ----------   ----------   ----------   ----------

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING (note 5)              3,949,667    3,700,000    3,824,833    3,700,000
                                 ----------   ----------   ----------   ----------


CURTIS INTERNATIONAL LTD.
Interim Statements of Cash Flows
For the six months ended November 30, 1998 and 1997
(Amounts expressed in US dollars)
(Unaudited)


                                                     November 30,   November 30,
                                                         1998         1997
Cash flows from operating activities:
Net income                                               990,428        607,273
Adjustments to reconcile net income to
 net cash used in operating activities:
Amortization                                              20,096         6,466
Increase in accounts receivable                       (5,834,889)    (5,820,546)
Decrease in inventory                                    715,191         685,471
Increase in prepaid expenses
   and sundry assets                                     (52,901)        (3,331)
Increase in accounts payable
   and accrued expenses                                  856,647        653,746
Increase in income taxes payable                         543,625        381,811
                                                      ----------     ----------
Net cash used in
   operating activities                               (2,761,803)    (3,489,110)
                                                      ----------     ----------

Cash flows from investing activities:
Purchases of and equipment                               (50,084)        (4,407)
Payment of mortgage receivable                             4,013          8,087
                                                      ----------     ----------
Net cash provided by (used in)
   investing activities                                  (46,071)         3,680
                                                      ----------     ----------

Cash flows from financing activity:
Proceeds from public offering                          6,020,922          --
Increase (decrease) in bank
   indebtedness                                       (2,711,886)     4,528,944
Increase (decrease) in advances
   from affiliated parties                               164,415       (252,355)
                                                      ----------     ----------
Net cash provided by
   financing activities                                3,473,451      4,276,589
                                                      ----------     ----------

Effect of foreign currency exchange
    rate changes                                         (50,060)        35,099
                                                      ----------     ----------

Net increase in cash/cash equivalents                    615,517        826,258
Cash and cash equivalents
-- Beginning of period                                 3,401,181      1,251,542
                                                      ----------     ----------
-- End of period                                       4,016,698      2,077,800
                                                      ----------     ----------

Interest paid (received), net                            353,757        104,388
                                                      ----------     ----------

Income taxes paid                                         18,257         21,382
                                                      ----------     ----------

CURTIS INTERNATIONAL LTD.
Interim Statements of Stockholders' Equity
For the six months ended November 30, 1998
(Amounts expressed in US dollars)
(Unaudited)

                                                         Cumulative
                                Common    Retained      Translation
                                Stock     Earnings      Adjustments     Total

Balance as of
   May 31, 1998                      80    1,530,618      (93,990)    1,436,708

Foreign currency
   translation                     --           --        (19,492)      (19,492)

Net income for
   the quarter                     --        340,079         --         340,079
                             ----------   ----------   ----------    ----------

Balance as of
   August 31, 1998                   80    1,870,697     (113,482)    1,757,295

Net proceeds from
   public offering            5,934,554         --           --       5,934,554

Foreign currency
   Translation                     --           --         (5,438)       (5,438)

Net income for
   the quarter                     --        650,349         --         650,349
                             ----------   ----------   ----------    ----------

Balance as of
   November 30, 1998          5,934,634    2,521,046     (118,920)    8,336,760
                             ----------   ----------   ----------    ----------

CURTIS INTERNATIONAL LTD.
Notes to Interim Financial Statements
November 30, 1998
(Amounts expressed in US dollars)
(Unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)       Basis of Presentation

These interim Financial Statements have been prepared in accordance with Form 10-QSB specifications and, therefore, do not include all information and footnotes normally shown in full annual Interim Financial Statements.

b)       Principal Activities

The company was incorporated in Canada on December 12, 1990. The company is principally engaged in the distribution and sales of consumer electronics, audio, telecommunication products and computer accessories in Canada and the United States of America.

c)       Cash and Bank indebtedness

Cash and bank indebtedness includes cash in bank, amounts due to banks, and any other highly liquid investments purchased with a maturity of three months or less. The carrying amount approximates fair value because of the short maturity of those instruments.

d)       Other Financial Instruments

The carrying amount of the company's accounts receivable and approximate fair value because of the short maturity of these instruments.

e)       Long-term Financial Instruments

The fair value of each of the company's long-term financial assets and debt instruments is based on the amount of future cash flows associated with each instrument discounted using an estimate of what the company's current borrowing rate for similar instruments of comparable maturity would be.

f)       Inventory

Inventory is valued at the lower of cost and net realizable value. Cost is determined on the average cost basis.

g)       Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are depreciated on the declining balance basis over their estimated useful lives.

Leasehold improvements are amortized on the straight-line basis over the term of the lease.

h)       Sales

Sales represent the invoiced value of goods supplied to customers. Sales are recognized upon delivery of goods and passage of title to customers. Sales are translated to US dollars for reporting purposes only.

i)       Foreign Currency Translation

The company maintains its books and records in Canadian Dollars. Foreign currency transactions are translated using the temporal method. Under this method, all monetary items are translated at historical rates. Income and expenses are translated at the rate in effect of the transaction dates. Transaction gains and losses are included in the determination of earnings for the period.

The translation of the Interim Financial Statements from Canadian dollars ("CDN $") into United States dollars is performed for the convenience of the reader. Balance sheet accounts are translated using closing exchange rates in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during each reporting period. No representation is made that the Canadian dollar amounts could have been, or could be, converted into United States dollars at the rates on the respective dates and or at any other certain rates. Adjustments resulting from the translation are included in the cumulative translation adjustments in stockholders' equity.

The following table sets forth, for the end of periods indicated, the exchange rate and average rate for the periods translating balance sheet, revenue and expense items:

Period Ending
                                        November 30,   May 31,
                                          1998          1998
Closing exchange rate at balance
    sheet date                           0.6523       0.6863
Average exchange rate for the period     0.6598       0.6920


j)       Use of Estimates

The preparation of Interim Financial Statements requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Interim Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.       MORTGAGE RECEIVABLE

The company sold land and a building owned by it on February 10, 1994 and took back a first mortgage, secured by land and a building, due in 3 remaining monthly instalments of $577 including interest at the rate of 8% per annum plus a final payment of $74,945 due on February 10, 1999.

3.       BANK INDEBTEDNESS

The bank indebtedness bears interest at the bank's prime lending rate plus 0.50% per annum. As security, the company has provided a general assignment of accounts receivable, a general security agreement and an assignment of fire insurance on the business assets. The company's line of credit extends to $7,825,000 and is limited based on a formula which relates to receivables and cash instruments held by the company. The company must meet certain covenants imposed by the bank.

4.       ADVANCES FROM AFFILIATED PARTIES

The advances from affiliated parties bear interest at 8% per annum commencing June 1, 1998. The principal sums shall be repaid in six equal quarter yearly installments on the last day of the month in which each quarter-year occurs, the first payment was due August 31, 1998 and the last payment is due and payable on November 30, 1999.

5.       CAPITAL STOCK

a)       Authorized

  15,000,000 shares of Common Stock

  Issued
                                           November 30,  May 31,
                                             1998         1998

  Common shares (5,198,000)                 5,934,634       80

1,000,000 shares of preferred stock, none of which have been issued.

b)       Stock Option Plan

The Board of Directors have adopted a stock option plan pursuant to which 400,000 shares of common stock are provided for issuance. As at November 30, 1998, 50,000 stock options were issued and outstanding.

c)       Earnings Per Share

Net income per common share is computed by dividing net income for the period by the weighted number of common shares outstanding during the period.

Fully diluted net income per share was the same as the basic net income per common share.

6.       SUBSEQUENT EVENT

On December 14, 1998, the underwriters exercised a portion of their "Over-Allotment Option" and purchased 175,145 shares resulting in additional net proceeds to the company of $754,171.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The statements contained in this filing that are not historical are forward looking statements within the meaning of Section 27A of the Securities Act and
Section 21E of the Exchange Act, including statements regarding the Company's expectations, liquidity, anticipated cash needs and availability and anticipated expense levels. All forward looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements.

Results of Operations

Three and Six Months Ended November 30, 1998 Compared to the Three and Six Months Ended November 30, 1997.

Revenues for the three months ended November 30, 1998 were $16.7 million , a 49% increase over the second quarter of 1997 revenues of $11.2 million . Year to date revenue for the period ended November 30, 1998 increased by 69% over the same period in 1997. This increase reflected the expansion of the customer base in the United States. Actual sales growth in Canadian dollars, net of foreign exchange differentials, was significantly higher at 79%, (based on year to date actual revenues of $38.6 million CDN).

Gross profit for the second quarter of 1998 was $2.75 million which is an increase of $800,000 (41%) over the second quarter of 1997. The year to date gross profit increased in 1998 by $1,513,000 (52%) over the same period in 1997. This was attributed to the increase in volume.

Selling expenses of $1,343,158 for the six months ended November 30, 1998 and selling expenses of $797,308 for the second quarter were in line with the same periods for 1997 taking into account the increased sales volume.

Administrative expenses of $1,012,525 for the six months ended November 30, 1998 were 25% higher than the six months ended November 30, 1997 due to increased staffing requirements to keep pace with increased sales.

The increase in financial expenses for the six months ended November 30, 1998 was due to financing working capital requirements prior to the receipt of the proceeds from the public offering.

Income before income taxes increased by $352,847 over the prior year to $1,083,916 for the three months ended November 30, 1998. Year to date income before income taxes increased by $640,000 over 1997. This improvement reflected continued sales growth year to date through expanded penetration in the United States and a broadening of product selection.

As a result of the above factors, net income for the second quarter of 1998 has increased by 54%, to $650,349 and for the six-month period have increased by 63% to $990,428.

Liquidity and Capital Resources

The company had a favorable change in the use of cash for operations of $2,761,803 for the three months ended November 30, 1998 over November 30, 1997. The principal use of cash was traced to an increase in accounts receivable attributable to increased sales volume. This was partially offset by an increase in accounts payable and income taxes.

The Company received net proceeds of a public offering effective November 12, 1998 in the amount of $5,934,554. The Company believes that the proceeds of the initial public offering, coupled with income from operations will fulfill the Company=s working capital needs for the next 2 years. It is the Company's intention to utilize a significant portion of the proceeds to aggressively seek synergistic acquisitions. The company also intends to support its business through increased marketing, advertising and distribution throughout North America. As the Company continues to grow, bank borrowings, other debt placements and equity offerings may be considered, in part, or in combination, as the situation warrants.

PART II  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company completed an initial public offering of its Common Stock, no par value ("Common Stock") pursuant to a registration statement declared effective by the Securities and Exchange Commission on November 12, 1998, File No. 333-56661 ("Registration Statement").

         The following are the Company's expenses incurred in connection with the issuance and distribution of the Securities in the offering from the effective date of the Registration Statement to the ending date of the reporting period of this 10-QSB.

          EXPENSE                                                 AMOUNT
          -------                                                 ------
     Underwriter's Discounts and Commission                    $   749,000
     Financial Advisory Fee                                    $    82,500
     Expenses Paid To or For Underwriters                      $    35,950
     Other Expenses(1)                                         $   524,700
     Total Expenses                                            $ 1,392,150

--------------
(1) Estimate (includes $224,700 non-accountable expense allowance).



      None of the foregoing expenses were paid, directly or indirectly, to any director or officer of the Company or their associates, to any person who owns 10 percent or more of any class or equity of securities of the Company, or to any affiliate of the Company.

      The net offering proceeds to the Company after deducting for the foregoing expenses were approximately $6,133,800.

      On December 14, 1998, the Underwriter exercised a portion of the over-allotment option.

      The Company did not utilize any of the net proceeds from the sale of the Securities in the offering from the effective date of the Registration Statement to the ending date of the reporting period of this 10-QSB.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CURTIS INTERNATIONAL LTD.



January 14, 1999                                By: /s/ JACOB HERZOG
                                                   ----------------------------
                                                   Jacob Herzog
                                                   Chairman, Treasurer,
                                                   Secretary/Principal
                                                   Accounting Officer



                                                By: /S/ AARON HERZOG
                                                    ----------------------------
                                                   Aaron Herzog
                                                   President/Chief Executive
                                                   Officer