Form 10QSB
period 1999-02-28
CURTIS INTERNATIONAL LTD
filed 1999-04-14
CIK 1063251

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                   FORM 10-QSB
(Mark One)

[X]      Quarterly  Report  Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For The Quarter Ended February 28, 1999 or

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

Registrant's telephone number, including area code: 416-636-5553

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 12, 1999, 5,373,145 Shares of Common Stock outstanding.

         Transitional Small Business Disclosure (check One):

 Yes  [    ]         No  [ X ]

                            CURTIS INTERNATIONAL LTD.

                                      INDEX

                                                                      PAGE

PART I - FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

         Interim Balance Sheet - February 28, 1999............................ 3

         Interim Statements  of  Operations  - For the three  months and nine months ended  February 28, 1999 and February 28, 1998................ 4

         Interim Statements  of Cash  Flows - For the  nine  months ended  February 28, 1999 and February 28, 1998....................... 5

         Interim Statements of Stockholders Equity For the nine months ended February 28, 1999.............................................. 6

         Notes to Financial Statements......................................7-10

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...............................11-12


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS....................................................

ITEM 2 - CHANGES IN SECURITIES................................................13

ITEM 3 - DEFAULTS UPON SENION SECURITIES......................................

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................

ITEM 5 - OTHER INFORMATION....................................................

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.....................................

SIGNATURES....................................................................14

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CURTIS INTERNATIONAL LTD.
Interim Balance Sheets As of February 28, 1999 and May 31, 1998 (Amounts expressed in US dollars) (Unaudited)


                                        February 28,    May 31,
                                           1999          1998
                                             $             $
ASSETS

CURRENT ASSETS
Cash                                      5,190,037   3,401,181
Accounts receivable                       6,236,631   4,084,729
Inventory                                 3,168,378   5,853,118
Prepaid expenses and sundry assets           96,192       8,737
Mortgage receivable (note 2)                  -          75,553
                                        ----------  ----------
                                         14,691,238  13,423,318

DEFERRED ISSUE COSTS                            -        89,845
PROPERTY, PLANT AND EQUIPMENT               218,033     172,209
                                         ----------  ----------
                                         14,909,271  13,685,372

LIABILITIES
CURRENT LIABILITIES

Bank indebtedness (note 3)                  427,157   8,729,357
Accounts payable                          3,053,296   2,259,681
Income taxes payable                        939,876     534,323
Current portion of advances from
affiliated parties (note 4)                 982,723     483,535
                                         ----------  ----------
                                          5,403,052  12,006,896

ADVANCES FROM AFFILIATED PARTIES                -       241,768
                                         ----------  ----------
                                          5,403,052  12,248,664

SHAREHOLDERS' EQUITY

CAPITAL STOCK (note 5)                    7,127,248          80
CUMULATIVE TRANSLATION ADJUSTMENT         (339,125)    (93,990)
RETAINED EARNINGS                         2,718,096   1,530,618
                                         ----------  ----------
                                          9,506,219   1,436,708
                                         ----------  ----------
                                         14,909,271  13,685,372
                                         ----------  ----------


CURTIS INTERNATIONAL LTD.
Interim Statements of Operations
For the three and nine months ended February 28, 1999 and 1998 (Amounts expressed in US dollars) (Unaudited)


                          For the period ended February 28,
                          three months          nine months
                        1999       1998       1999       1998
                         $           $          $          $

SALES                7,886,132   6,821,660 33,297,447  22,341,958

Cost of sales        6,460,808   5,714,937 27,467,029  18,342,628

GROSS PROFIT         1,425,324   1,106,723   5,830,418  3,999,330
                    ----------   ---------   ---------  ---------

EXPENSES
Administrative         524,169     441,791   1,536,694  1,253,191
Selling                412,686     301,532   1,755,844  1,143,609
Financial              160,044     127,851     588,742    356,758
                     ---------   ---------   ---------  ---------
                     1,096,899     871,174   3,851,280  2,753,558
                     ---------   ---------   ---------  ---------

INCOME BEFORE
INCOME TAXES           328,425     235,549   1,979,138  1,245,772

Income taxes           131,375      97,458     791,661    500,408
                      --------     -------   ---------  ---------

NET INCOME             197,050     138,091   1,187,477    745,364
                       -------     -------   ---------  ---------

NET INCOME PER
COMMON SHARE
(note 6)                  0.04        0.04        0.27       0.20
                       -------     -------    --------    -------

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING
(note 6)             5,343,833   3,700,000   4,331,166  3,700,000
                     ---------   ---------   ---------  ---------


CURTIS INTERNATIONAL LTD.
Interim Statements of Cash Flows For the nine months ended February 28, 1999 and 1998 (Amounts expressed in US dollars) (Unaudited)


                                                    February 28,    February 28,
                                                       1999            1998
Cash flows from operating activities:
Net income                                            1,187,477         745,364
Adjustments to reconcile net income to
 net cash used in operating activities:
Amortization                                             30,144           9,629
Increase in accounts receivable                      (2,275,787)     (3,796,535)
(Increase)Decrease in inventory                       2,380,770        (641,721)
Decrease (Increase) in prepaid expenses
   and sundry assets                                    (87,223)          8,537
Increase in accounts payable
   and accrued expenses                               1,194,149       1,416,996
Increase in income taxes payable                        471,014          11,473
Net cash provided by (used in)
   operating activities                               2,900,544      (2,426,257)
                                                     ----------      ----------

Cash flows from investing activities:
Purchases of and equipment                              (54,219)         (5,637)
Payment of mortgage receivable                           72,570             451
                                                     ----------      ----------
Net cash provided by
   investing activities                                  18,351           5,186
                                                     ----------      ----------

Cash flows from financing activity:
Proceeds from public offering                         7,127,248            --
(Increase) decrease in
   bank indebtedness                                 (7,960,054)      3,518,480
Decrease in advances
   from affiliated parties                              (49,454)       (508,782)
Net cash provided by  (used in)
   financing activities                                (882,260)      3,009,698

Effect of foreign currency exchange
    rate changes                                       (247,779)         (4,295)
                                                     ----------      ----------

Net increase in cash/cash equivalents                 1,788,856         764,332
Cash and cash equivalents
-- Beginning of period                                3,401,181       1,251,542
                                                     ----------      ----------
-- End of period                                      5,190,037       2,015,874
                                                     ----------      ----------

Interest paid (received), net                           324,094         201,241
                                                     ----------      ----------

Income taxes paid                                       121,063          30,919
                                                     ----------      ----------

CURTIS INTERNATIONAL LTD.
Interim Statements of Stockholders' Equity
For the nine months ended February 28, 1999
(Amounts expressed in US dollars)
(Unaudited)

                                                        Cumulative
                               Common      Retained     Translation
                                Stock      Earnings     Adjustments     Total
                                  $           $              $            $

Balance as of
   May 31, 1998                      80    1,530,618      (93,990)    1,436,708

Foreign currency
   translation                     --           --        (19,492)      (19,492)

Net income for
   the quarter                     --        340,079         --         340,079
                             ----------   ----------   ----------    ----------

Balance as of
   August 31, 1998                   80    1,870,697     (113,482)    1,757,295

Net proceeds from
   public offering            5,934,554         --           --       5,934,554

Foreign currency
   Translation                     --           --         (5,438)       (5,438)

Net income for
   the quarter                     --        650,349         --         650,349
                             ----------   ----------   ----------    ----------

Balance as of
   November 30,1998           5,934,634    2,521,046     (118,920)    8,336,760

Proceeds from
   public offering
   and exercise of
   "over-allotment
   option"                    1,192,614         --           --       1,192,614

Foreign currency
   translation                     --           --       (220,205)     (220,205)

Net income for
   the quarter                     --        197,050         --         197,050
                             ----------   ----------   ----------    ----------

Balance as of

   February 28,1999           7,127,248    2,718,096     (339,125)    9,506,219
                             ==========   ==========   ==========    ==========                                      6




                                       6

CURTIS INTERNATIONAL LTD.
Notes to Interim Financial Statements February 28, 1999
(Amounts expressed in US dollars) (Unaudited)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)Basis of Presentation

These interim Interim Financial Statements have been prepared in accordance with Form 10-QSB specifications and, therefore, do not include all information and footnotes normally shown in full annual Interim Financial Statements.

b)Principal Activities

The company was incorporated in Canada on December 12, 1990. The company is principally engaged in the distribution and sales of consumer electronics, audio, telecommunication products and computer accessories in Canada and the United States of America.

c)Cash and Bank indebtedness

Cash and bank indebtedness includes cash in bank, amounts due to banks, and any other highly liquid investments purchased with a maturity of three months or less. The carrying amount approximates fair value because of the short maturity of those instruments.

d)Other Financial Instruments

The carrying amount of the company's accounts receivable and approximate fair value because of the short maturity of these instruments.

e)Long-term Financial Instruments

The fair value of each of the company's long-term financial assets and debt instruments is based on the amount of future cash flows associated with each instrument discounted using an estimate of what the company's current borrowing rate for similar instruments of comparable maturity would be.

f)Inventory

Inventory is valued at the lower of cost and net realizable value. Cost is determined on the average cost basis.

g)Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are depreciated on the declining balance basis over their estimated useful lives.

Leasehold improvements are amortized on the straight-line basis over the term of the lease.

h)Sales

Sales represent the invoiced value of goods supplied to customers. Sales are recognized upon delivery of goods and passage of title to customers. Sales are translated to US dollars for reporting purposes only.

i)Foreign Currency Translation

The companies maintained their books and records in Canadian Dollars. Foreign currency transactions are translated using the temporal method. Under this method, all monetary items are translated at historical rates. Income and expenses are translated at the rate in effect of the transaction dates. Transaction gains and losses are included in the determination of earnings for the period.

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

The following table sets forth, for the end of periods indicated, the exchange rate and average rate for the periods translating balance sheet, revenue and expense items:

Period Ending
                                        February 28,     May 31,
                                          1999            1998
Closing exchange rate at balance
    sheet date                            0.6632          0.6863
Average exchange rate for the period      0.6592          0.6920


j)Use of Estimates

The preparation of Interim Financial Statements requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Interim Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.MORTGAGE RECEIVABLE

The company sold land and a building owned by it on February 10, 1994 and took back a first mortgage, secured by land and a building. Repaid in full during the period.

3.BANK INDEBTEDNESS

The bank indebtedness bears interest at the bank's prime lending rate plus 0.50% per annum. As security, the company has provided a general assignment of accounts receivable, a general security agreement and an assignment of fire insurance on the business assets. The company's line of credit extends to $7,825,000 and is limited based on a formula which relates to receivables and cashable instalments held by the company. The company must meet certain covenants imposed by the bank.

4.ADVANCES FROM AFFILIATED PARTIES

The advances from affiliated parties bear interest at 8% per annum commencing June 1, 1998. The principal sums shall be repaid in six equal quarter yearly installments on the last day of the month in which each quarter-year occurs, the first payment due November 30, 1998 and the last payment is due and payable on February 28,2000.

5.CAPITAL STOCK

a)Authorized

  1,000,000 preferred shares

 15,000,000 shares of common stock

  Issued
                                           February 28,      May 31,
                                             1999             1998
                                               $                $

  Common shares(5,373,145)                   7,127,248         80

b)Stock Option Plan

The Board of Directors have adopted a stock option plan pursuant to which 400,000 shares of common stock are provided for issuance. As at February 28, 1999, 50,000 stock options were granted.

None of these options have been exercised to date.

6. NET INCOME PER COMMON SHARE

Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding.

Fully diluted net income per share was the same as basic net income per common share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ALANYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Three and Nine Months Ended February 28, 1999 Compared to the Three and Nine Months Ended February 28, 1998.

Revenues for the three months ended February 28, 1998 were $7.9 million , a 16% increase over the third quarter of 1998 revenues of $6.8 million . Year to date revenue for the period ended February 28, 1999 increased by 49% over the same period in 1998. This increase reflected the expansion of the customer base in the United States. Actual sales growth in Canadian dollars, net of foreign exchange differentials, was significantly higher at 61%, (based on year to date actual revenues of $50.6 million CDN).

Gross profit for the third quarter of 1999 was $1.4 million which is an increase of $300,000 (29%) over the third quarter of 1998. The year to date gross profit increased in 1999 by $831,000 (46%) over the same period in 1998.
This was attributed to the increase in sales volume.

Selling expenses of $1,755,844 for the nine months ended February 28, 1999 and selling expenses of $412,686 for the third quarter were in line with the same periods for 1998 taking into account the increased sales volume.

Administrative expenses of $1,536,694 for the nine months ended February 28, 1999 were 25% higher than the nine months ended February 28, 1998 due to increased staffing requirements to keep pace with increased sales.

The increase in financial expenses for the nine months ended February 28, 1999 was due to financing working capital requirements prior to the receipt of the proceeds from the company's initial public offering. Income from operations (before income taxes) increased by $92,876 over the same period in the prior year to $328,425 for the three months ended February 28, 1999. Year to date income increased by $734,000 over 1998. This improvement reflected continued sales growth year to date through expanded penetration in the United States and a broadening of product selection.

As a result of the above factors, net income for the third quarter of 1999 increased by 43%, to $197,050(59% and $442,113 year to date over 1998).

Liquidity and Capital Resources

The company had a favorable change in the use of cash for operations of $2,900,544 for the nine months ended February 28, 1999 over February 28, 1998. The principal use of cash was traced to an increase in accounts receivable attributable to increased sales volume. This was partially offset by an increase in accounts payable and income taxes.

The Company received net proceeds from its initial public offering in the amount of $7,127,248 . The Company believes that the proceeds of the initial public offering, coupled with income from operations will fulfill the Company's working capital needs for the next 2 years. It is the Company's intention to utilize a significant portion of the proceeds to aggressively seek synergistic acquisitions. The company also intends to support its business through increased marketing, advertising and distribution throughout North America. As the Company continues to grow, bank borrowings, other debt placements and equity offerings may be considered, in part, or in combination, as the situation warrants.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not party to any material legal proceedings.

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

      On December 14, 1998, the Underwriter exercised a portion of the over-allotment option resulting in net proceeds of $754,171 to the Company.

      The Company did not utilize any of the net proceeds from the sale of the Securities in the offering from the effective date of the Registration Statement to the ending date of the reporting period of this 10-QSB.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the period covered by this report through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits (Numbered in Accordance with Item 601 of Regulation S-B).

EXHIBIT NUMBER                     DESCRIPTION OF EXHIBIT
--------------                     ----------------------
     27                            Financial Data Schedule

         (b) The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CURTIS INTERNATIONAL LTD.



April 13, 1999                                 By: /s/ JACOB HERZOG
                                                   ----------------------------
                                                   Jacob Herzog
                                                   Chairman, Treasurer,
                                                   Secretary/Principal
                                                   Accounting Officer



                                                By: /S/ AARON HERZOG
                                                    ----------------------------
                                                   Aaron Herzog
                                                   President/Chief Executive
                                                   Officer