Form 10-K
period 1999-05-31
CURTIS INTERNATIONAL LTD
filed 1999-08-30
CIK 1063251

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 1999

                                       or

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to ________________

                        Commission file number 000-24847

                           CURTIS INTERNATIONAL LTD.
             (Exact name of registrant as specified in its charter)

Ontario                                                              98-0154299
-------                                                              ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

315 Attwell Drive
Etobicoke, Ontario                                                      M9W 5C1
------------------                                                    ---------
(Address of principal executive offices)                             (Zip Code)

      (416) 674-2123 (Registrant's telephone number, including area code)
      --------------
      Securities registered pursuant to Section 12 (b) of the Exchange Act

Title of each class                        Name of exchange on which registered
-------------------                        ------------------------------------
None                                                                       None

          Securities registered pursuant to Section 12 (g) of the Act:
                           Common Stock, no par value
                           --------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if there is disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the issuer as of August 25, 1999 was $6,844,294.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     The number of shares outstanding of the registrant's Common Stock, No Par Value, on August 25, 1999 was 5,373,145 shares.

     Documents incorporated by reference: None

                           CURTIS INTERNATIONAL LTD.
                        1999 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS


                                     PART I
Item 1.      Business.......................................................................     1
Item 2.      Properties.....................................................................     7
Item 3.      Legal Proceedings..............................................................     7
Item 4.      Submission of Matters to Vote of Security Holders..............................     7

                                     PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matter..........     8
Item 6.       Selected Financial Data.......................................................    10
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of
                   Operations...............................................................    11
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk....................    15
Item 8.       Financial Statements and Supplementary Data...................................    15
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosures...................................................................    15

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant............................    16
Item 11.      Executive Compensation........................................................    18
Item 12.      Security Ownership of Certain Beneficial Owners and Management................    24
Item 13.      Certain Relationships and Related Transactions................................    25

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...............    26

Signatures..................................................................................    27


               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained herein including, without limitation, those concerning (i) the Company's strategy, (ii) the Company's expansion plans and
(iii) the Company's capital expenditures, contained forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed under "Business." The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

SUMMARY

     Curtis International Ltd. designs, distributes and markets quality, value-priced consumer electronics products. The Company offers a broad line of telecommunication, audio, video and computer products including, telephones, answering machines, caller ID systems, CD and cassette systems, portable televisions and computer accessories. The Company's products are primarily sold under the brand names "Curtis" and "CTP Worx," as well as private labels. The Company's strategy has been to build a portfolio of diverse consumer electronics products which offers retailers flexible merchandising programs. The Company's products are available in approximately 2,300 stores throughout Canada and 10,000 stores in the United States through approximately 35 retail chains in Canada and the United States. All of the Company's products are manufactured by independent manufacturers.

     The Company's customers include mass merchandisers such as Pic n Save, Consolidated Stores, Value City, Family Dollar, Bradlees, Dollar General and Bi-Way Stores; drug store chains such as Rite-Aid, London Drugs, Thrifty Payless, Jean Coutu and Ker Drugs; specialty marketers such as QVC, the Home Shopping Network, Shop at Home, ValueVision and Amway; consumer electronic retailers such as Future Shop, Fry's and ABC Warehouse; and appliance and department stores such as Boscov. The Company has operated profitably and has recently undergone a period of rapid sales growth. In Fiscal 1999, the Company's sales increased by $11,837,449, or 43.1% to $39,309,062 from $27,471,613 in
Fiscal 1998 and $14,914,142 in Fiscal 1997. The Company only entered the United States market in 1996 and has since opened accounts with approximately 25 retail chains in the United States. The Company's sales in the United States were $19,766,469 in Fiscal 1999 as compared to $11,716,935 in Fiscal 1998 and $2,217,058 in Fiscal 1997, an increase of approximately 791% from Fiscal 1997 to Fiscal 1999. The Company believes there is an opportunity to continue to significantly increase its business in the United States through both its current customers and potential new customers.

THE CONSUMER ELECTRONICS INDUSTRY

     The consumer electronics industry is large and diverse, encompassing a wide variety of technologies and products, including televisions, VCRs, audio systems, CD players, cassette players and telephones. The Consumer Electronics Manufacturers Association ("CEMA") estimates that total factory sales of consumer electronics products in 1997 were approximately $72 billion, an increase of 4.0% from 1996. CEMA estimates that factory sales will grow to approximately $92 billion by the year 2001, an increase of 115% in ten years, and believes that the consumer electronics industry is one of the fastest growing sectors of the United States economy.

GROWTH STRATEGY

     The Company plans to establish itself as a leading supplier of quality, value-priced consumer electronics products. The Company believes that its broad portfolio of products, superior design capabilities, flexible and low-cost sourcing and superior service offered both prior to and after-sale provide it with distinct competitive advantages. The Company plans to continue to grow its business using a strategy comprised of the following principal elements:

     -- CONTINUE TO OFFER VALUE-PRICED, QUALITY PRODUCTS. The Company designs and markets products which are value-priced, yet fill a market void through their design and up-to-date style. The Company's packaging further distinguishes its products in the marketplace from those of its competitors. In addition to increasing its product offering (as described below), the Company plans to continue to offer its customers quality products at competitive prices.

     -- EXPAND CUSTOMER BASE. The Company believes that it has significant opportunities to expand its customer base both in Canada and the VK Fund United States. The Company intends to use its existing relationships in Canada with retailers such as Wal-Mart, Staples and Toys "R" Us, to penetrate the United States market in such retailers' stores. In addition, the Company continually seeks to expand its distribution channels through various means. For example, the Company's initial promotion with the Home Shopping Network proved extremely successful resulting in a growing relationship and numerous other major planned promotions. In addition, the Company will attempt to enter selected international markets in Mexico, South America and Central America in the year 2000. Management believes there are significant opportunities in such markets. To date, the Company has not entered such markets due to limited financial and human resources. With the increased growth of the middle class in such countries, the Company believes that there are significant opportunities in such markets. To gain entrance in such markets, the Company intends to hire additional sales representatives to focus on such markets and to utilize its contacts with existing customers who already have a presence in such areas.

     -- EXPAND INTERNET OPERATIONS. The Company recently began selling its products over the internet through several auction sites, including Bid.com and Amazon.com, and is in the process of establishing its own web-site "www.buyrefurb.net" through which the Company will offer both its products as well as refurbished brand-name electronics products directly to the consumer. Through such internet operations, the Company intends to become the one stop destination for quality and value priced consumer electronics products.

     --   INCREASE PENETRATION AND SALES TO EXISTING UNITED STATES CUSTOMERS.
          In the short period in which the Company has focused significant marketing efforts in the United States, it has established relationships with several major retailers. The Company plans to focus its efforts on broadening its product selection being sold by these retailers and substantially increasing the dollar volume of sales to these existing customers.

     -- ACQUIRE AND LICENSE ADDITIONAL PRODUCTS. Discount retail chains and mass merchants limit the number of vendors with which they deal, preferring to deal with a limited number of vendors with a wide range of products. However, the Company has an extensive line of products and strives to fill substantially all of its customers' electronic requirements. The Company believes that there are a number of companies which have a superior niche type product, but have a limited line of customer electronics products, which makes it difficult to sell their product to mass merchants and discount chain stores because of their reluctance to deal with a supplier with a limited number of products. By entering into arrangements with or acquiring these small companies, the Company can add to its already wide selection of consumer electronic products.

     -- DEVELOP STRATEGIC ALLIANCES. The Company intends to develop strategic alliances with large discount chain stores and mass merchants. Management believes that many retailers whose primary business is not consumer electronics look for a strategic alliance with a vendor who has the experience, customer service and product selection to create a successful consumer electronics program in their stores. Development of strategic alliances whereby the Company provides these services in exchange for commitments to stock and sell the Company's products will assist the Company in the establishment of long-term relationships with such discount chain stores and mass merchants.

PRODUCTS

     The Company designs, distributes and markets quality value-priced consumer electronics products, including telephones, audio equipment, personal televisions, radios and computer accessories, to a wide variety of customers. The Company currently offers over 150 models of consumer electronic products. The Company's core business currently consists of the following consumer electronic products:

TVs                                 HOME AND PORTABLE AUDIO PRODUCTS

- Portable black and white TVs     - Home audio systems with single
- Portable combination TV/Audio      CD player
  products                         - Home audio systems with
                                     CD changer systems
TELEPHONE PRODUCTS
- Corded and cordless telephones   - Portable AM/FM cassette systems
- "Feature" telephones             - Portable CD systems with detachablespeakers
- Answering machines               - Portable CD stereo systems
- Combination telephone/           - Portable CD changer stereo systems
  answering machines               - Personal CD players
- Telephone clock radios           - Personal cassette players
- Caller ID systems                - Personal sports electronics products
                                     designed for use when exercising
                                     or traveling
COMPUTER ACCESSORIES               - Portable radios
- Ergonomically designed           - Electronic clock radios
  keyboards                        - Electronic clock radios with CD players
- Mouse attachments                - Electronic clock radios with cassette
                                     players
                                   - Hand-held micro cassette recorders


PRODUCT DESIGN AND DEVELOPMENT

     Value-priced consumer electronic products typically do not have unique or innovative technical features. Competition in this segment is therefore more dependent on product design, visual appeal and price. As such, the Company recognizes that superior product design provides an important competitive advantage. The Company believes that the superior design and style of its products distinguish them from those of its competitors in the value-priced category and help drive consumer purchasing decisions.

     Management believes that the enhancement and extension of the Company's existing products and the development of new product categories have contributed significantly to the Company's growth to date and are necessary for the Company's continued success and growth. The Company's product design and engineering team, along with its outside graphic and design artists, evaluate new ideas and seek to develop new products and improvements to existing products to satisfy industry requirements and changing consumer preferences. The Company selects design and manufacturing specifications that adapt and implement available technology features to satisfy its customers' requirements for quality, product mix and pricing. Company employees work closely with both retailers and suppliers to identify trends in consumer preferences and to generate new product ideas.

     In addition, the Company highlights the design and style features of its products with detailed descriptions and illustrations on packaging, which the Company believes further distinguishes its products from those of its competitors. The Company believes that this packaging strategy makes its products more attractive to consumers and facilitates an understanding of the product features in retail locations where salespersons may not be available to provide detailed explanations and demonstrations.

SALES AND DISTRIBUTION

     The Company sells its products in Canada and the United States to mass merchandisers such as Pic n Save, Consolidated Stores, Value City and Bradlees; drug store chains such as Rite-Aid and London Drugs; and specialty marketers such as QVC, Shop at Home, Amway, ValueVision and the Home Shopping Network. The Company does not have long-term contracts with any of its customers, but rather receives orders on an ongoing basis. Products imported by the Company are shipped by ocean freight and stored in the Company's warehouse or contracted public warehouse facilities, for shipment to customers. All merchandise received by the Company is automatically updated into the Company's inventory system.

     The Company has implemented an integrated system to coordinate purchasing, sales and distribution segments of its operations. The Company is equipped to receive orders from its major accounts electronically or by the conventional modes of facsimile, telephone or mail. The Company is in the process of upgrading its management information system ("MIS"), which management believes will increase the efficiency of the Company's distribution efforts. The Company's new MIS will allow the Company to track its customers inventory levels and help its customers identify their more popular and profitable items. This added service will allow the Company to take a more active role in its customers' electronics business and will help them maintain sufficient inventory levels.

     The Company also makes available to its customers a direct import program, pursuant to which products are imported directly by the Company's customers. The Company has increased this activity due to the fact that its introduction to customers has been received with much success. Sales under such plan are made at a reduced cost but also result in savings to the Company. These savings result from the customer opening its line of credit directly to the manufacturer, allowing the manufacturer to ship the goods directly to the customer. Under such arrangement the Company does not incur any interest cost under its line of credit or any shipping costs.

MARKETING

     The Company's strategy is to initially gain entrance to new accounts with one or two of its products, and thereafter develop such account. The Company's goal is to ultimately become its customers' primary consumer electronics supplier.

     The Company does not undertake any direct advertising. However, the Company's retail customers place advertisements that generally promote the Company's brand names in newspapers and other publications, catalogs, flyers and by displaying point-of-purchase advertising. Under such co-op advertising arrangements, the Company generally pays the customer a small percentage of sales by the retailer of the Company's products featured in such advertising. The Company markets its products to retailers at trade shows, including the Consumer Electronics Show held in Las Vegas, Nevada in January of each year.

     Aaron Herzog, the Company's President, has established significant contacts and is directly responsible for handling the accounts of the Company's primary customers.

     A portion of the Company's sales are made through independent sales representatives, which receive sales commissions and work closely with Company sales personnel. The Company has 11 independent sales representatives based in Canada and the United States. The outside sales representatives also sell, in addition to the Company's products, allied, but generally non-competitive products. In most instances, either party may terminate a sales representative relationship on 30 days prior notice in accordance with customary industry practice.

MANUFACTURING

     The Company is responsible for the final design and specifications of all of its products. Actual assembly is performed by one of its independent manufacturers in accordance with specifications mandated by the Company.

     During Fiscal 1999 and Fiscal 1998, the Company's three largest independent manufacturers, which are located in China, supplied approximately 44% and 17.0% of the Company's total products, respectively. The Company changes suppliers from time to time as market conditions require. Substantially all of these suppliers assemble products with components that they purchase from third parties who manufacture these types of components. The Company has no agreement with the component suppliers. The Company believes that this is the standard method of operating and contracting for the manufacture of products in the consumer electronics industry. During production, the Company's employees coordinate with the independent manufacturers' facilities to monitor and facilitate timely manufacture and delivery of products produced to the Company's specifications.

     The Company considers its relationships with its independent manufacturers and component suppliers to be good and believes that, absent extreme circumstances affecting the supply of materials or the demand on manufacturing time, the supply of products will be available when needed. The Company does not maintain long-term purchase contracts with manufacturers and operates principally on a purchase order basis. The Company believes that it is not currently dependent on any single manufacturer for any of its products, and that the loss of any one manufacturer would not have a long-term material adverse effect on the Company because other independent manufacturers with which the Company does business would be able to increase production to fulfill the Company's requirements. However, the loss of a significant supplier could, in the short-term, materially and adversely affect the Company's business until alternative supply arrangements could be secured.

QUALITY CONTROL

     The Company employs a quality control inspector who inspects the Company's products before each shipment is sent from its manufacturers to ensure that such products meet both the Company's quality standards and industry standards. Additionally, the Company's quality control team does a second quality control inspection when its products arrive in either the United States or Canada. If the Company's quality control team feels that the tested products do not meet both the Company's standards and industry standards, such products are not accepted by the Company for shipment to its customers and are returned to the manufacturer, without any expense to the Company.

PRODUCT RETURNS AND WARRANTY CLAIMS

     The Company offers its customers limited warranties comparable to those offered to retailers by its competitors and accepts returns from its customers in accordance with customary industry practices, on most of its products. If a low priced item is returned, the Company generally does not repair the item, but will generally return it to the manufacturer for either credit or exchange. Higher priced items returned to the Company are generally repaired with parts supplied by the manufacturer. The Company generally has the ability to return all defective products to the manufacturer for either credit or exchange.

Backlog

     From time-to-time, the Company has substantial orders from customers on hand. Management believes, however, that backlog is not a significant factor in its operations. As of August 26, 1999, the Company had a backlog of approximately $8,050,000. Backlog consists of purchase orders and commitments which are to be filled within the next two months. However, since orders and commitments may be rescheduled or canceled, management believes that backlog is an inconclusive indicator of future financial performance. Notwithstanding the foregoing, the ability of management to correctly anticipate and provide for inventory requirements is essential to the successful operation of the Company's business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Transactions."

TRADEMARKS

     The Company has trademarked the names "Curtis" and "CTP Worx" in Canada and has applied for such trademarks in the United States and other countries. The Company intends to renew all such trademarks before their expiration. The Company does not consider the "Curtis" and "CTP Worx" trademarks to be of material importance to its business.

REGULATION

     Most of the Company's customers (as well as several state and local authorities) require that the Company's products meet the electrical safety standards of the Underwriters Laboratories, Inc. The Company ensures that all of its products sold in Canada and the United States which require electrical safety approval are registered with either the Underwriters Laboratories, Inc., Canadian Standards Association or Warnock Hersey. Certain of the Company's products sold for use in the United States must be registered with and approved by the FCC. Products sold in Canada must comply with the standards of the Canadian Standards Association. The Company has not experienced difficulty in satisfying such standards.

COMPETITION

     The consumer electronics industry is extremely competitive and is dominated by large well-capitalized companies. The Company competes with the entire electronics industry for consumer dollars, shelf space and promotional displays for products and sales support. The Company's competitors may not rely on external financing or relationships with independent manufacturers to the same extent as the Company. Furthermore, the Company's competitors may have cost advantages depending on labor costs, currency exchange rates and other factors in the countries where their manufacturing operations take place, relative to the countries where the Company's products are manufactured. The Company has adopted a marketing strategy that targets the value-priced segment of the consumer electronics market, which is particularly price sensitive. There is competition among a number of brands in this market, including Emerson and GPX, as well as foreign-based manufacturers and distributors. In addition, although General Electric, Sony, Aiwa and Panasonic brand products are not currently emphasized in the value-priced segment of the market, they do compete with the Company's products for consumer dollars, shelf space and sales support. To the extent that these brands compete directly with the Company's brands on the basis of price, or their product prices were otherwise reduced, the Company's ability to market and sell competitive products could be severely affected, which would have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

     As of July 31, 1999, the Company employs 57 persons, which include two senior executives, six administrative personnel, and 49 full-time non-unionized hourly laborers. One of the Company's employees is located in Asia. The Company believes that its relationships with its employees are good. The Company is not party to any collective bargaining agreement, nor is the Company aware of any effort to organize employees of the Company into any union or similar organization.

ITEM 2.   PROPERTIES

     The Company leases the following premises:

                                                                                                                 Current
    Location                        Address                    Expiration Date           Square Feet           Annual Rent
----------------        --------------------------------      ----------------           -----------          ------------
Toronto, Ontario        315 Attwell Road (Principal           May 31, 2002                  76,290             Cdn$228,876
                        Executive Offices and Warehouse)

Montreal, Quebec        8170 Montview
                        (Sales and  Marketing)                October 31, 2000               2,500             Cdn$ 20,375


     All of the premises the Company presently occupies are leased. In January 1999, the Company successfully completed its consolidation of all of its warehouse space with its principal executive offices, resulting in significant operating efficiencies. Management believes its current facilities are adequate and suitable for its present business and its expected growth.

     The Company also receives shipment of its products from its manufacturers at 100 Sonwil Drive, Buffalo, New York, an independently operated distribution center which ships the Company's products to certain of the Company's customers. The Company does not lease or own such facility but rather pays a usage charge for each case of product shipped to such location. The Company owns a condominium in Florida which it is seeking to sell.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not involved in any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not required.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on The Nasdaq National Market System ("Nasdaq NMS") under the symbol "CURT." The following table sets forth, for the periods indicated, the high and low sales prices per share of the Common Stock as reported by the Nasdaq NMS. The Company's Common Stock began trading on the Nasdaq NMS on November 13, 1999. The Company's fiscal year ends on May 31.

                                                       COMMON STOCK
         FISCAL 2000                                  HIGH        LOW
         -----------                                 ------      -----
         First Quarter(through August 25, 1999)      7.125       3.75

         Fiscal 1999                                  High        Low
         -----------                                 ------      -----
         Second Quarter(from November 13, 1998)      5.75        5.188
         Third Quarter                               6.125       5.25
         Fourth Quarter                              6.25        5.50

     As of August 25, 1999, there were approximately 12 holders of record of the Company's 5,373,145 outstanding shares of Common Stock. On August 25, 1999, the last sales price for the Common Stock as reported on the Nasdaq SmallCap was $3.75.

     The Company completed an initial public offering of its Common Stock, no par value ("Common Stock") pursuant to a registration statement declared effective by the Securities and Exchange Commission on November 12, 1998, File No. 333-56661 ("Registration Statement").

     The following are the Company's expenses incurred in connection with the issuance and distribution of the Securities in the offering from the effective date of the Registration Statement to the ending date of the reporting period of this 10-K.

             EXPENSE                                       AMOUNT
             -------                                     ----------
             Underwriter's Discounts and Commission      $  836,573
             Financial Advisory Fee                      $   82,500
             Expenses Paid To or For Underwriters        $   35,950
             Other Expenses(1)                           $  644,291
             Total Expenses                              $1,599,314

     None of the foregoing expenses were paid, directly or indirectly, to any director or officer of the Company or their associates, to any person who owns 10 percent or more of any class or equity of securities of the Company, or to any affiliate of the Company.

     On December 14, 1998, the Underwriter exercised a portion of the over-allotment option resulting in additional net proceeds of $754,171 to the Company.

     The net offering proceeds to the Company after deducting the foregoing expenses were approximately $6,766,411.

     To date the Company has utilized the net proceeds from its initial public offering as follows: repayment of loan $900,000, upgrading of M.I.S $80,000, relocation to new facilities $100,000, sales and marketing $50,000. The balance of approximately $5,636,411 has been used to temporarily reduce the outstanding balance on the Company's line of credit with CIBC and for working capital and general corporate purposes. The Company's temporary reduction of its line of credit reduces the interest expense payable by the Company, while keeping open such line of credit for immediate use by the Company.

                                DIVIDEND POLICY

     The Company has never paid or declared dividends on its Common Stock. The payment of cash dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements, financial condition and other relevant factors. The Company intends, for the foreseeable future, to retain future earnings for use in the Company's business. The Company's line of credit with CIBC prohibits the payment of any dividends without CIBC's consent while there is any outstanding balance on the line of credit.

                           DESCRIPTION OF SECURITIES

     The total authorized capital stock of the Company consists of 15,000,000 shares of Common Stock, with no par value, and 1,000,000 shares of Preferred Stock, with no par value per share. The following descriptions contain all material terms and features of the Securities of the Company, are qualified in all respects by reference to the Articles of Incorporation and Bylaws of the Company, copies of which are filed as Exhibits to the Registration Statement of which this Prospectus is a part.

COMMON STOCK

     The Company is authorized to issue up to 15,000,000 of shares of Common Stock, no par value per share, of which as August 25, 1999, 5,373,145 shares of Common Stock are outstanding. All outstanding Shares of common stock are validly authorized and issued, fully paid, and non-assessable.

     The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of Common Stock are entitled to receive ratably dividends as may be declared by the Board of Directors out of funds legally available therefor. In the event of a liquidation, dissolution or winding up of the Company, holders of the Common Stock are entitled to share ratably in all assets remaining, if any, after payment of liabilities. Holders of Common Stock have no preemptive rights and have no rights to convert their Common Stock into any other securities.

     Pursuant to the Business Corporation Act, Ontario ("BCA"), a stockholder of an Ontario Corporation has the right to have the corporation pay the stockholder the fair market value for his shares of the corporation in the event such stockholder dissents to certain actions taken by the corporation such as amalgamation or the sale of all or substantially all of the assets of the corporation and such stockholder follows the procedures set forth in the BCA.

PREFERRED STOCK

     The Company's Articles of Incorporation authorize the issuance of up to 1,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by its Board of

Directors. Accordingly, the Company's Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, or other rights that could adversely affect the rights of the holders of the Common Stock. Although the Company has no present intention to issue any shares of its Preferred Stock, there can be no assurance that it will not do so in the future.

TRANSFER AGENT AND REGISTRAR

     The transfer agent and registrar for the Common Stock is Continental Stock Transfer & Trust Company.

ITEM 6.   SELECTED FINANCIAL DATA

     The following summary financial information for the fiscal years 1999, 1998 and 1997 have been derived from the audited financial statements of the Company percent are percent of Net Sales

INCOME STATEMENT DATA:

                                                                                    Year ended May 31,
                                                        ---------------------------------------------------------------------------
                                                           1999           %           1998           %           1997           %
                                                        -----------      ----      -----------      ----      -----------      ----
Net Sales                                               $39,309,062      100%      $27,471,613      100%      $14,914,142      100%
---------                                               -----------      ----      -----------      ---       -----------      ---
Gross Margin.....................................         7,266,563        18        5,121,646       19         2,740,394       18
Other Expenses...................................         4,814,041        12        3,654,299       13         2,617,015       17
Income from continuing operations................         2,452,522         6        1,467,347        5           123,379        1
Net income.......................................         1,343,757         3          864,905        3            93,001        1
                                                        -----------      ----      -----------      ---       -----------      ---
Basic Earnings Per Share.........................              0.29                       0.23                       0.02
                                                        -----------                -----------                -----------

BALANCE SHEET DATA:

                                                          May 31,
                                           -----------------------------------

                                                1999                  1998
                                           ------------           ------------
Total assets...........................     $14,663,946            $13,685,372
Total liabilities......................       4,494,470             12,248,664
Working capital........................       9,283,274              1,416,422
Stockholders' equity...................      10,169,476              1,436,708

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with Company's Financial Statements and the Notes thereto and the other financial data included elsewhere in this Form 10-K. This Form 10-K may contain forward-looking statements regarding the plans and objectives of management for future operations. The forward-looking statements included herein are based on current expectations and assumptions that involve numerous risks and uncertainties. Although management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

GENERAL

     The company designs, distributes and markets quality, value-priced consumer electronics products. The Company offers a broad line of telecommunication, audio, and video products including telephones, answering machines, caller ID systems, CD and cassette systems, and portable televisions. The Company's products are primarily sold under the brand name "Curtis" as well as private labels. The Company's strategy has been to build a portfolio of diverse consumer electronics products, which offers retailers flexible merchandising programs. The company's products are available in approximate 2,300 stores throughout Canada and 10,000 stores in the United States through approximately 35 retail chains in Canada and the United States.

     Curtis International Ltd. was incorporated in the Province of Ontario on December 12, 1990. The Company subsequently amalgamated (or merged) with Unique Investments Limited and AEG Trading Limited on January 26, 1998 and Worldwide Holdings Limited on May 31, 1998. In both cases, the Company was the surviving entity. The Company's principal executive offices are located at 315 Attwell Drive, Etobicoke, Ontario M9W 5C1 and its telephone number is (416) 674-2123.

RESULTS OF OPERATIONS

Fiscal Year Ended May 31, 1999 ("Fiscal 1999") Compared to Fiscal Year Ended May 31, 1998 ("Fiscal 1998").

     Sales for Fiscal 1999 were $39,309,062 a 43.1% increase over sales of $27,471,613 for Fiscal 1998. This increase was primarily due to an increase of 68.7% in sales in the United States and to a lesser degree, a 22.3% increase in sales in Canada. The Company's strategy is to continue to increase sales in the United States while maximizing sales in Canada.

     As a result of the 43.1% increase in sales, cost of sales for Fiscal 1999 were $32,042,499 a 43.4% increase over cost of sales of $22,349,967 for Fiscal 1998.

     Gross profit margin for Fiscal 1999 was 18.5% of sales as compared to 18.6% in Fiscal 1998. Lower prices charged to customers who purchased items in large quantities were offset by the Company's increased purchasing power, which resulted in slightly lower per item costs. The Company expects that its increased buying power and broadened customer base will lead to a slight increase in gross profit in the coming periods.

     Selling expenses increased by $1,023,047 in Fiscal 1999 over Fiscal 1998 as a result of continuing increased sales efforts particularly in the United States. These expenses include salaries and commission, delivery charges and advertising and promotion. The Company expects to further increase its marketing efforts in the United States, but expects increased sales will offset such costs. As a percentage of sales, selling expenses increased slightly from 4.6% to 5.8% of sales as a result of higher customer allowances and rebates. Administrative expenses of $1,644,825 in Fiscal 1999 were $113,488 lower than in Fiscal 1998. As a percentage of sales, administrative expenses continued to decline from 6.4% to 4.2%, as a result of relatively stable expenses coupled with the Company's sales growth. The Company believes that it can continue to increase sales with only a minor increase in administrative expenses. Financial expenses increased from $474,154 to $880,263 a 85.6% increase which was the result of lower interest expense, from $329,922 to $261,490 as a result of reduced borrowing, due to proceeds from the initial public offering, and an increase from $144,232 to $618,773 in the Company's reserve for bad debts. As a result of the Company's higher sales volume (43.1% increase), increased marketing efforts, and certain one-time charges, total operating expenses increased from $3,654,299 in Fiscal 1998 to $4,814,041(31.7%) in Fiscal 1999.
The Company expects that sustained sales growth and increased marketing efforts coupled with stable costs will promote further increases in net income.

     Earnings before income taxes ("EBIT") increased by $985,175 to $2,452,522 (67.1%) for Fiscal 1999 versus Fiscal 1998. As a percentage of sales, EBIT for Fiscal 1999 was 6.2% compared to 5.3% in Fiscal 1998. As a result of the Company's increased income, the provision for income taxes increased from $602,442 to $1,108,765 in Fiscal 1999. Net income increased from $864,905 in Fiscal 1998 to $1,343,757 in Fiscal 1999. This increase in income is directly a result of continued sales growth with stable administrative costs, which more than offset the increase in selling expenses. Management believes, although there can be no assurance, that the Company can continue this trend in the future.

Fiscal Year Ended May 31, 1998 ("Fiscal 1998") Compared to Fiscal Year Ended May 31, 1997 ("Fiscal 1997").

     Sales for Fiscal 1998 were $27,471,613, an 84.2% increase over sales of $14,914,142 for Fiscal 1997. This increase was primarily due to an increase of 428% in sales in the United States and to a lesser degree, a 24.1% increase in sales in Canada. The Company's strategy is to continue to increase sales in the United States, while maintaining and maximizing sales in Canada.

     As a result of the 84.2% increase in sales, cost of sales for Fiscal 1998 were $22,349,967, an 83.6% increase over cost of sales of $12,173,748 for Fiscal 1997.

     Gross profit margin for Fiscal 1998 was 18.6% of net revenues as compared to 18.4% in Fiscal 1997. The Company's increased purchasing power which resulted in slightly lower per item costs was largely offset by lower prices charged to customers who purchased items in large quantities. The Company expects that its increased buying power and broadened customer base will lead to a slight increase in gross profit in the coming periods.

     As a result of the Company's increased marketing efforts and certain one-time charges, expenses increased from $2,617,015 in Fiscal 1997 to $3,654,299 in Fiscal 1998. Selling expenses increased by $610,928 (93.3%) in Fiscal 1998 over Fiscal 1997 as a result of increased sales efforts particularly in the

United States. These expenses include salaries and commissions, delivery charges and advertising costs. The Company expects to further increase its marketing efforts in the United States, but expects increased sales to offset such costs. As a percentage of sales, selling expenses remained relatively stable at approximately 4% of sales. Administrative expenses of $1,758,313 were $27,721 higher than in Fiscal 1997. However, as a percentage of sales, administrative expenses were significantly reduced (from 11.6% to 6.4%), as a result of relatively stable expenses coupled with the Company's sales growth. The Company believes that it can continue to increase sales with only a minor increase in administrative expenses. Financial expenses rose from $231,445 to $474,154, a 105% increase which was the result of higher interest expense, from $161,041 to $329,922 as a result of increased borrowing to sustain the Company's growth and an increase of $73,828 in the Company's reserve for bad debts. Management believes that the proceeds of the Offering will allow the Company to increase sales without increasing borrowing expenses which the Company has historically incurred in order to fund its growth. In Fiscal 1998, the Company also incurred a one-time lease cancellation fee of $155,926.

     Earnings before income taxes ("EBIT") increased $1,343,968 to $1,467,347 (1,089%) for Fiscal 1998 versus Fiscal 1997. As a percentage of sales, EBIT for Fiscal 1998 was 5.3% compared to .9% in Fiscal 1997. As a result of the Company's increased income, the provision for income taxes increased from $30,378 to $602,442. Net income increased from $93,001 for Fiscal 1997 to $864,905 for Fiscal 1998. This increase in net income is directly a result of continued sales growth with stable administrative costs, which more than offset the increase in selling expenses. Management believes, although there can be no assurance, that the Company can continue this trend in the future.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has funded its operations from cash flow, its credit line with Canadian Imperial Bank of Commerce ("CIBC"), and advances from affiliates. As of May 31, 1999 the Company had net deposits of $2,927,886. The $2,927,866 represents short term deposits maintained at the bank ($4,613,209) less actual bank indebtedness ($1,685,323). The Company's executive officers, either directly or through their affiliated corporations, loaned the Company an aggregate of $656,762 in order to finance the Company's expansion. These loans were memorialized into notes which bear interest at 8% and are repayable quarterly over the next 12 months, provided the Company is profitable on a post tax basis during each quarter.

     The Company had a favorable change in the use of cash for operations of $773,447 for Fiscal 1999. The principle use of cash was due to a reduction in accounts payable and accrued expenses. This was partially offset by a decrease in inventory.

     The Company received net proceeds from its initial public offering in the amount of $7,342,083. The proceeds were primarily used to pay down the outstanding line of credit with CIBC. The Company believes that the proceeds of the initial public offering, coupled with income from operations will fulfill the Company's working capital needs for the next two years. It is the Company's intention to utilize a significant portion of its financing to aggressively seek synergistic acquisitions. The Company also intends to support its business through increased marketing, advertising and distribution throughout North America. As the Company continues to grow, bank borrowing, other debt placements and equity offerings may be considered, in part, or in combination, as the situation warrants.

YEAR 2000 PREPARATION

     Many computer systems and software products worldwide and throughout all industries will not function properly as the year 2000 approaches unless changed, due to a once-common programming standard that represents years using two-digits. This is the "Year 2000 problem" that has received considerable media coverage. The Company is in the process of upgrading its management information systems. As part of this program, the Company will identify those systems and applications that require modification, redevelopment or replacement. The Company expects to be Year 2000 compliant by September 30, 1999 with respect to its internal systems. Management of the Company does not believe that failure of the Company's vendors or other third-party providers' systems to be Year 2000 compliant will have a material adverse effect upon the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE MARKET RISK

     Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS

     The financial statements are included at the end of this Annual Report on Form 10-K at the pages included below.

                                                                           Page
                                                                          Number
                                                                         -------
Financial Statements:

Report of Independent Accountants..........................................F - 1

Balance Sheets as at May 31, 1999 and 1998................................ F - 2

Statements of Operations for the years ended
     May 31, 1999, 1998 and 1997...........................................F - 4

Statements of Cash Flows for the years ended
     May 31, 1999, 1998 and 1997...........................................F - 5

Statements of Stockholders' Equity for the years ended
     May 31, 1999, 1998 and 1997...........................................F - 7

Notes to Financial Statements..............................................F - 8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information concerning the Directors and Executive Officers of the Company:


     Name                Age      Position
     -------------       ---      -----------------------------------------------
     Aaron Herzog        38       President, Chief Executive Officer and Director
     Jacob Herzog        47       Chairman, Treasurer, Secretary and Director
     Louis Drazin        63       Director
     David Ben David     37       Director

     Set forth below is a biographical description of each director and executive officer of the Company based on information supplied by each of them.

     AARON HERZOG is a co-founder of Curtis International Ltd., and has served as the Company's President, Chief Executive Officer and Director since its formation in 1990. Mr. Herzog also acts as sales director of the Company.
Mr. Herzog earned a degree in Management from McGill University in 1981.

     JACOB HERZOG is a co-founder of Curtis International Ltd., and has served as the Company's Chairman, Treasurer, Secretary and Director since its formation in 1990. Mr. Herzog has been in the consumer electronics business since the early 1970's.

     LOUIS DRAZIN has been a Director of the Company since August 1998. From 1961 - present, Mr. Drazin has been a Senior Partner at Drazin, Ouaknine & Friedman, Notaries. From 1990 - present he has been a senior executive at Shutam Canada Inc., a real estate acquisition, investment and development company. Mr. Drazin graduated from McGill University in 1957 with a B.A. with honors in economics and political science. Mr. Drazin earned a Bachelor of Civil Law from McGill University in 1960.

     DAVID BEN DAVID has been a Director of the Company since August 1998. From July 1990 - June 1997, Mr. David served as Vice President and Chief Financial Officer of NSI Communications, Inc. From June 1997 - present, Mr. David has served as President and Chief Operating Officer of NSI Communications, Inc. NSI Communications, Inc. is a manufacturer of communications products. Mr. David earned a B.A. in Economics in 1983 from Bar Ilan University in Israel, an M.B.A. in 1987 from McGill University and a Public Accountant degree in 1989 from McGill University.

     Aaron Herzog and Jacob Herzog are brothers. There are no other family relationships among the Company's directors and executive officers.

     The term of office of each Director is until the next annual meeting of stockholders and until a successor is elected and qualified or until the Director's earlier death, resignation or removal from office.

Executive officers hold office until their successors are chosen and qualified, subject to earlier removal by the Board of Directors.

     For the period of five years from November 12, 1999, Joseph Stevens & Company, the representative of the Company's initial public offering, has been granted the right to designate a nominee to the Company's Board of Directors.

COMMITTEES OF THE BOARD

     The Company's Board of Directors has an Audit Committee, comprised of Jacob Herzog, Louis Drazin and David Ben David, and a Compensation Committee, comprised of Aaron Herzog, Louis Drazin and David Ben David. Neither the Audit Committee nor the Compensation Committee met during the fiscal year ended
May 31, 1999.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board of Directors is responsible for making all compensation decisions with respect to the executive officers of the Company. The Compensation Committee consists of Aaron Herzog, the Company's President and Chief Executive Officer, Louis Drazin and David Ben David, each of whom are independent outside directors.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     To the knowledge of the Company, no officers, directors, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or any other person subject to Section 16 of the Exchange Act with respect to the Company, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, which ended May 31, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding compensation paid by the Company during each of the last three fiscal years to the Company's Chief Executive Officer and to each of the Company's executive officers who earned in excess of $100,000.

                           Summary Compensation Table

                                Annual Compensation                                  Long Term Compensation
                          --------------------------------       ---------------------------------------------------------------
                                                                                            Securities
Name and                                                          Other Annual              Underlying               All Other
Principal Position         Year        Salary        Bonus       Compensation(1)          Options/ SARs(#)          Compensation
------------------        ------       ------        -----       ----------------         -----------------         ------------
Aaron Herzog(2)            1999       $175,000      $25,000      $   -0-                        -0-                    $12,000
CEO and Director           1998         28,000        -0-          177,192                      -0-                      -0-
                           1997         28,000        -0-          213,962                      -0-                      -0-


Jacob Herzog(3)            1999       $175,000      $25,000      $   -0-                        -0-                    $12,000
Chairman, Treasurer        1998         34,000        -0-          177,192                      -0-                      -0-
Secretary and              1997         33,000        -0-          213,963                      -0-                      -0-
Director




(1) Represents compensation paid to corporations (AEG Trading Limited and Worldwide Holdings Limited) controlled by such persons solely for providing the full time services of Messrs. Aaron and Jacob Herzog. See "Certain Transactions."

(2) In addition, Aaron Herzog's wife received annual compensation of $35,000 in each of the years 1997, 1998 and 1999 in her capacity as an administrative assistant at the Company. "All Other Compensation" for 1999 includes a car allowance of $1,000 per month.

(3) In addition, Jacob Herzog's wife received annual compensation of $35,000 in each of the years 1997, 1998 and 1999 in her capacity as an administrative assistant at the Company. "All Other Compensation" for 1999 includes a car allowance of $1,000 per month.

                       OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information concerning stock options granted to each of the executives named in the Summary Compensation Table for the fiscal year ending May 31, 1999:

                                                                                                   POTENTIAL REALIZABLE
                                                                                                  VALUE AT ASSUMED ANNUAL
                                                                                                   RATES OF STOCK PRICE
                                                                                                  APPRECIATION FOR OPTION
                                                                                                           TERM(1)
                                                                                                 --------------------------
                                                PERCENTAGE OF
                                                  TOTAL OF
                              NUMBER OF            OPTIONS
                               SHARES            GRANTED TO
                             UNDERLYING           EMPLOYEES         EXERCISE
                              OPTIONS               DURING           PRICE       EXPIRATION
NAME                          GRANTED            FISCAL YEAR         SHARE          DATE            5%             10%
----                          --------          ------------        -------      -----------       -----           ----
Aaron Herzog                   25,000              35.7%             $5.00         11/1/08        $73,750        $309,500
Jacob Herzog                   25,000              35.7%             $5.00         11/1/08        $73,750        $309,500

__________
(1) The amounts shown in these columns represent the potential realizable values using the options granted and the exercise price. The assumed rates of stock price appreciation are set by the Securities and Exchange Commission's executive compensation disclosure rules and are not intended to forecast appreciation of the Common Stock.

                         FISCAL YEAR-END OPTION VALUES

     To date, no options have been exercised by the executives named in the Summary Compensation Table. The following table sets forth certain information concerning the number of shares covered by both exercisable and unexercisable stock options as of May 31, 1999. Also reported are values of "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of the Company's Common Stock as of May 31, 1999.

                                        NUMBER OF SHARES SUBJECT TO
                                       UNEXERCISED OPTIONS AT FISCAL              VALUE OF IN-THE-MONEY OPTIONS
                                                  YEAR-END                           AT FISCAL YEAR END(1)
NAME                                   EXERCISABLE      UNEXERCISABLE             EXERCISABLE      UNEXERCISABLE
----                                   -----------      -------------             -----------      -------------
Aaron Herzog                             6,250            18,750                      $6,250            $18,750
Jacob Herzog                             6,250            18,750                      $6,250            $18,750

__________
(1) Based on the closing bid price of the Company's Common Stock of $6.00 per share on May 28, 1999.

EMPLOYMENT AGREEMENTS

     Effective June 1, 1998, the Company entered into two year employment agreements with each of Aaron Herzog and Jacob Herzog. Such employment agreements provide for annual salaries of $175,000 with an annual bonus of $25,000 provided the Company meets certain performance criteria. In addition, each is entitled to a $1,000 per month car allowance.

STOCK OPTION PLAN

     The Plan will be administered by the compensation committee or the Board of Directors, who determine among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock issuable upon the exercise of the options and the option exercise price.

     The Plan is effective for a period for ten years, expiring in 2008. Options may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to the Company. The Plan is designed to enable management to attract and retain qualified and competent directors, employees, consultants and independent contractors. Options granted under the Plan may be exercisable for up to ten years, require a minimum two year vesting period, and shall be at an exercise price all as determined by the Board. Options are non-transferable except by the laws of descent and distribution or a change in control of the Company, as defined in the Plan, and are exercisable only by the participant during his or her lifetime. Change in control includes (i) the sale of substantially all of the assets of the Company and merger or consolidation with another Company, or (ii) a majority of the Board changes other than by election by the stockholders pursuant to Board solicitation or by vacancies filled by the Board caused by death or resignation of such person.

     If a participant ceases affiliation with the Company by reason of death, permanent disability or retirement at or after age 70, the option remains exercisable for one year from such occurrence but not beyond the option's expiration date. Other types of termination allow the participant three months to exercise, except for termination for cause which results in immediate termination of the option.

     The exercise price of an option may not be less than the fair market value per share of Common Stock on the date that the option is granted in order to receive certain tax benefits under the Income Tax Act of Canada (the "ITA"). The ITA requires that the exercise price of all future options will be at least 85% of the fair market value of the Common Stock on the date of grant of the options. A benefit equal to the amount by which the fair market value of the shares at the time the employee acquires them exceeds the total of the amount paid for the shares or the amount paid for the right to acquire the shares shall be deemed to be received by the employee in the year the shares are acquired pursuant to paragraph 7(1) of the ITA. Where the exercise price of the option is equal to the fair market value of the shares at the time the option is granted, paragraph 110(1)(d) of the ITA allows a deduction from income equal to one quarter of the benefit as calculated above. If the exercise price of the option is less than the fair market value at the time it is granted, no deduction under paragraph 110(1)(d) is permitted. Options granted to any non-employees, whether directors or consultants or otherwise will confer a tax benefit in contemplation of the person becoming a stockholder pursuant to subsection 15(1) of the ITA. The Company, however, has agreed not to grant any options under the Plan at less than 100% of the fair market value of the Common Stock. Additionally, the Company has agreed to limit the amount of options granted pursuant to the Plan to Aaron Herzog and Jacob Herzog to an aggregate of 100,000 options,

50,000 of which options have been granted and vest over a two-year period but are not exercisable for at least six months from November 12, 1998. The options are exercisable at $5.00 per share.

     Options may not be transferred by an optionee other than by will or the laws of descent and distribution, and, during the lifetime of an optionee, the option will be exercisable only the optionee.

     Options under the Plan must be issued within ten years from the effective date of the Plan.

     Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by the Company become available again for issuance under the Plan.

     The Plan may be terminated or amended at any time by the Board of Directors, except that the number of shares of Common Stock reserved for issuance upon the exercise of options granted under the Plan may not be increased without the consent of the stockholders of the Company. As of May 31, 1999, the Company issued an aggregate of 70,000 options pursuant to the Plan.

DIRECTORS COMPENSATION AND COMMITTEES

     The Company has two formal committees; the Audit Committee, which consists of Jacob Herzog, Louis Drazin and David Ben David and the Compensation Committee, which consists of Aaron Herzog, Louis Drazin and David Ben David. The Company does not currently have a Stock Option Committee or a Nominating Committee.

     The functions of the Audit Committee include: (i) recommending for approval by the Board of Directors a firm of certified public accountants whose duty it will be to audit the financial statements of the Company for the fiscal year in which they are appointed, and (ii) to monitor the effectiveness of the audit effort, the Company's internal financial and accounting organization and controls and financial reporting. The Audit Committee will also consider various capital and investment matters.

     The Compensation Committee is responsible for establishing compensation arrangements for officers and directors of the Company, reviewing benefit plans and administering each of the Company's stock option plans.

EXECUTIVE COMPENSATION POLICY

     The Company's executive compensation policy is designed to attract, motivate, reward and retain the key executive talent necessary to achieve the Company's business objectives and contribute to the long-term success of the Company. In order to meet these goals, the Company's compensation policy for its executive officers focuses primarily on determining appropriate salary levels and providing long-term stock-based incentives. To a lesser extent, the Company's compensation policy also contemplates performance-based cash bonuses.

     Cash Compensation. In determining its recommendations for adjustments to officers' base salaries the Company focuses primarily on the scope of each officer's responsibilities, each officer's contributions to the Company's success in moving toward its long-term goals during the fiscal year, the accomplishment of goals set by the officer and approved by the Board for that year, the Company's assessment of the quality of services rendered by the officer, comparison with compensation for officers of comparable companies and an appraisal of the Company's financial position. In certain situations, relating primarily to the completion of important transactions or developments, the Company may also pay cash bonuses, the amount of which will be determined based on the contribution of the officer and the benefit to the Company of the transaction or development.

     Equity Compensation. The grant of stock options to executive officers constitutes an important element of long-term compensation for the executive officers. The grant of stock options increases management's equity ownership in the Company with the goal of ensuring that the interests of management remain closely aligned with those of the Company's stockholders. The Board believes that stock options in the Company provide a direct link between executive compensation and stockholder value. By attaching vesting requirements, stock options also create an incentive for executive officers to remain with the Company for the long term. See "Stock Option Plan."

                          CORPORATE PERFORMANCE GRAPH

     The following graph shows a comparison of cumulative total stockholder return from the Company's initial public offering on November 12, 1998 through May 31, 1999 for the Company, the Nasdaq Stock Market - U.S. Index ("Nasdaq U.S.") and the Nasdaq Non-Financial Index ("Nasdaq Non-Financial").

Graphic Omitted

                                                             Nasdaq
                              Curtis      Nasdaq U.S.      Non-Financial
                              ------      -----------      -------------

November 12, 1998             100         100              100
February 1999                 107         124              133
May 1999                      114         126              136


     The graph assumes that the value of the investment in the Company's Common Stock, the Nasdaq U.S. and the Nasdaq Non-Financial was $100 on November 12, 1998 and that all dividends were reinvested. No dividends have been declared or paid on the Company's Common Stock.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of the date hereof, and as adjusted to give effect to the Offering and the transactions contemplated thereby, with respect to the beneficial ownership of the Common Stock by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each executive officer and director of the Company and (iii) all executive officers and directors of the Company as a group.

     Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person listed below is c/o Curtis International Ltd., 315 Attwell Drive, Etobicoke, Ontario M9W 5C1.

Name and Address of
Beneficial Owner(1)                        Number                  Percentage
------------------                      -----------                ----------

Aaron Herzog(2)(4)                        1,780,250                   33.1%
Jacob Herzog(3)(4)                        1,780,250                   33.1%
Louis Drazin(5)                               2,500                   *
David Ben David(6)                            2,500                   *
All Executive Officers and
Directors as a
Group (4 persons)                         3,565,500                   66.1%


---------------
*less than one percent

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities and includes Shares of Common Stock issuable upon conversion of outstanding preferred stock, or subject to options, or warrants exercisable or convertible within 60 days.

(2) Consists of: (i) 1,689,208 shares of Common Stock owned directly by Aaron Herzog; (ii) 84,792 shares of Common Stock owned by the A&E Herzog Family Trust of which Aaron Herzog and Evelyn Fisher Herzog are the Trustees; and (iii) 6,250 shares of common stock issuable upon the exercise options granted under the Company's Stock Option plan.

(3)  Consists of: (i) 1,663,882 shares of Common Stock owned by Jacob Herzog;
(ii) 110,118 shares of Common Stock owned by the Herzog Family Trust of which Jacob Herzog, Beatrice Herzog and Aaron Grubner are the Trustees; and (iii) 6,250 shares of common stock issuable upon the exercise of options granted under the Company's Stock Option plan.

(4) Aaron and Jacob Herzog are parties to a voting trust agreement which provides that they will vote their shares together.

(5) Consists of 2,500 shares of common stock issuable upon the exercise of options granted under the Company's Stock Option Plan.

(6) Consists of 2,500 shares of common stock issuable upon the exercise of options granted under the Company's Stock Option Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Aaron Herzog and Jacob Herzog, and companies controlled by them, advanced monies to the Company, which advances are evidenced by promissory notes which are non-interest bearing to May 31, 1998. Had such advances been valued at the current value of cash flows at the Company's current rate of borrowing, the advances would have been valued at $725,303 in 1998 and $832,295 in 1997. As of June 1, 1998 the advances bear interest at the rate of 8% per annum and are repayable in six quarterly installments in the 18 month period after the Offering. The repayment of such loans on a quarterly basis is contingent on the Company reporting profitability for such quarter on a post-tax. The loans were utilized for working capital to fund the Company's expansion.

     During Fiscal 1998 and Fiscal 1997, the Company paid an aggregate of $354,384 and $427,925, respectively, to companies controlled by Aaron Herzog and Jacob Herzog. These fees were in consideration solely for such companies providing the Company with the services of Messrs. Aaron and Jacob Herzog. See "Management#Executive Compensation."

     During 1996 and 1997, the Company occupied office and warehouse space which was owned by Worldwide Holdings Limited ("Worldwide"), a company owned by Jacob Herzog. The Company paid rent of $102,767 during 1996, $102,587 during 1997 and $8,548 for the month of January 1998, to Worldwide. Additionally, the Company guaranteed the mortgage payments due from Worldwide to a mortgage corporation in the principal amount of $1,305,000. The guarantee was also secured by the issue of a collateral debenture containing a fixed charge and a floating charge on the assets of the Company. On January 30, 1998, Worldwide sold the office and warehouse space to an independent third party. The Company paid Worldwide a lease cancellation fee of $155,926. Thus, Worldwide no longer acts as landlord to the Company. In addition, on May 31, 1998, Worldwide was amalgamated with and into the Company.

     The Company has secured a line of credit facility with Canadian Imperial Bank of Commerce bank, which bears interest at the bank's prime lending rate plus 0.50% per annum. As security, the Company has provided a general assignment of accounts receivable, a general security agreement and an assignment of fire insurance on the business assets, with personal guarantees by Aaron Herzog and Jacob Herzog and companies they control. The Company's line of credit extends to $8,140,000.

     In July 1998, Jacob Herzog's father-in-law loaned the Company $900,000 at 7.5% per annum, which was repaid on November 24, 1998.

     In August 1998, Aaron and Jacob Herzog and their affiliates returned an aggregate of 300,000 shares of Common Stock to the Company for cancellation, for which they received no consideration.

     Aaron Grubner, a former director, is a partner with the law firm of Grubner, Krauss, which serves as counsel to the Company. The Company has paid legal fees to Grubner, Krauss for services rendered.

     All future transactions between the Company and its officers, directors or 5% stockholders, and their affiliates, will be on terms no less favorable than could be obtained from unaffiliated third parties.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Financial Statements.

          Report of Independent Accountants..............................   F-1
          Balance Sheets as at May 31, 1999 and 1998.....................   F-2
          Statements of Operations
            for the years ended May 31, 1999, 1998 and 1997..............   F-4
          Statements of Cash Flows
            for the years ended May 31, 1999, 1998 and 1997..............   F-5
          Satements of Stockholders' Equity
            for the years ended May 31, 1999, 1998 and 1997..............   F-7
          Notes to Financial Statements..................................   F-8

(b)  Reports on Form 8-K.

     None.

(c)  Exhibits.

**3.1     Bylaws of Registrant
**3.2     Articles of Amalgamation dated January 23, 1998
**3.3     Articles of Amalgamation dated May 29, 1998
**4.3     Specimen Common Stock Certificate
**10.2    1998 Stock Option Plan
**10.4    Employment Agreement with Aaron Herzog
**10.5    Employment Agreement with Jacob Herzog
**10.6    Credit Facility with Canadian Imperial Bank of Commerce
**10.7    Promissory note dated July 15, 1998
**10.8    Promissory notes dated June 1, 1998
 *27      Financial Data Schedule

__________
 *Filed herewith.
**Incorporated by reference to Curtis International Ltd. Registration
  Statement No. 333-56661.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CURTIS INTERNATIONAL LTD.
                                    By: /s/ Aaron Herzog
                                        --------------------------------------
                                        Aaron Herzog
                                        President and Chief Executive Officer

                                    Dated: August 29, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    By: /s/ Aaron Herzog
                                        -------------------------------------
                                        Aaron Herzog
                                        President and Chief Executive Officer

                                    Date: August 29, 1999

                                    By: /s/ Jacob Herzog
                                        --------------------------------------
                                        Jacob Herzog
                                        Chairman, Principal Accounting Officer
                                        Treasurer and Secretary

                                    Date: August 29, 1999

                                    By:_______________________________________
                                       Louis Drazin
                                       Director

                                    Date: August 29, 1999

                                    By: /s/ David Ben David
                                        --------------------------------------
                                        David Ben David
                                        Director

                                    Date: August 29, 1999

                           CURTIS INTERNATIONAL LTD.

                              FINANCIAL STATEMENTS

                          AS OF MAY 31, 1999 AND 1998

                         TOGETHER WITH AUDITORS' REPORT

                           CURTIS INTERNATIONAL LTD.

                              FINANCIAL STATEMENTS

                          AS OF MAY 31, 1999 AND 1998

                         TOGETHER WITH AUDITORS' REPORT

                               TABLE OF CONTENTS



Report of Independent Auditors                    F - 1

Balance Sheets                           F - 2 to F - 3

Statements of Income                              F - 4

Statements of Cash Flows                 F - 5 to F - 6

Statements of Stockholders' Equity                F - 7

Notes to Financial Statements           F - 8 to F - 18


[Schwartz Levistky Letterhead]


                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Curtis International Ltd.

We have audited the accompanying balance sheets of Curtis International Ltd. (incorporated in Canada) as of May 31, 1999, and 1998 and the related statements of income, cash flows and changes in stockholders' equity for each of the years ended May 31, 1999, 1998 and 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Curtis International Ltd. as of May 31, 1999, and 1998 and the results of its operations and its cash flows for each of the years ended May 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles in the United States of America.



Toronto, Ontario
August 13, 1999                                            Chartered Accountants

CURTIS INTERNATIONAL LTD.
Balance Sheets
As at May 31
(Amounts expressed in US dollars)

                                                           1999             1998
                                                    $                $
                                   ASSETS
CURRENT ASSETS

     Cash                                             4,613,209        3,401,181
     Accounts receivable (notes 3 & 7)                4,108,487        4,084,729
     Inventory (notes 4 & 7)                          4,997,296        5,853,118
     Prepaid expenses and sundry assets                  58,752            8,737
     Mortgage receivable (note 5)                             -           75,553
                                                    -----------      -----------
                                                     13,777,744       13,423,318

DEFERRED ISSUE COSTS                                          -           89,845

PROPERTY, PLANT AND EQUIPMENT (note 6)                  310,530          172,209

DEFERRED INCOME TAXES (note 10)                         575,672                -
                                                    -----------      -----------
                                                     14,663,946       13,685,372
                                                    ===========      ===========

CURTIS INTERNATIONAL LTD.
Balance Sheets
As at May 31
(Amounts expressed in US dollars)

                                                          1999             1998

                                                    $                $


                               LIABILITIES
CURRENT LIABILITIES

     Bank indebtedness (note 7)                      1,685,323        8,729,357
     Accounts payable (note 8)                       1,042,253        2,259,681
     Income taxes payable                            1,110,132          534,323
     Current portion of advances from
        affiliated parties (note 9)                    656,762          483,535
                                                   -----------      -----------
                                                     4,494,470       12,006,896

ADVANCES FROM AFFILIATED PARTIES (note 9)                    -          241,768
                                                   -----------      -----------
                                                     4,494,470       12,248,664
                                                   -----------      -----------


                        SHAREHOLDERS' EQUITY

CAPITAL STOCK (note 10)                              7,342,163               80

CUMULATIVE TRANSLATION ADJUSTMENT                      (47,062)         (93,990)

RETAINED EARNINGS                                    2,874,375        1,530,618
                                                   -----------      -----------
                                                    10,169,476        1,436,708
                                                   -----------      -----------
                                                    14,663,946       13,685,372
                                                   ===========      ===========


   The accompanying notes are an integral part of these financial statements.

CURTIS INTERNATIONAL LTD.
Statements of Income
For the years ended May 31
(Amounts expressed in US dollars)

                                       1999                1998             1997

                                 $                   $                $

SALES (note 17)                  39,309,062          27,471,613       14,914,142

     Cost of sales               32,042,499          22,349,967       12,173,748
                                -----------          ----------      -----------
GROSS PROFIT                      7,266,563           5,121,646        2,740,394
                                -----------          ----------      -----------

EXPENSES

     Administrative               1,644,825           1,758,313        1,730,592
     Selling                      2,288,953           1,265,906          654,978
     Financial                      880,263             474,154          231,445
     Lease cancellation fee               -             155,926                -
                                -----------          ----------      -----------
                                  4,814,041           3,654,299        2,617,015
                                -----------          ----------      -----------

INCOME BEFORE INCOME TAXES        2,452,522           1,467,347          123,379

     Income taxes (note 13)       1,108,765             602,442           30,378
                                -----------          ----------      -----------
NET INCOME                        1,343,757             864,905           93,001
                                ===========          ==========      ===========

NET INCOME PER WEIGHTED
     AVERAGE SHARE (note 12)           0.29                0.23             0.03
                                -----------          ----------      -----------

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING
     (note 10)                    4,591,692           3,700,000        3,700,000
                                ===========          ==========      ===========


   The accompanying notes are an integral part of these financial statements.

CURTIS INTERNATIONAL LTD.
Statements of Cash Flows
For the years ended May 31
(Amounts expressed in US dollars)

                                                                         1999              1998            1997
                                                                     $                $                $

Cash flows from operating activities:

     Net income                                                     1,343,757           864,905           93,001
          Adjustments to reconcile net income to net cash
            provided by (used in) operating activities:

          Amortization                                                 51,586            17,172           17,346
          Decrease (increase) in accounts receivable                  (15,740)       (2,446,164)         113,840
          Decrease (increase) in inventory                            566,982        (4,734,388)          10,675
          Decrease (increase) in income taxes recoverable                  --            11,419           (7,113)
          Decrease (increase) in prepaid expenses and
            sundry assets                                             (48,942)             (524)          (2,182)
          Increase (decrease) in accounts payable and
           accrued expenses                                        (1,163,492)          749,617          826,231
          Increase (decrease) in income taxes payable                 601,476           551,772               --
          Increase (decrease) in deferred income taxes               (562,180)               --               --
                                                                  ------------       ----------        ---------
     Net cash generated by operating activities                       773,447        (4,986,191)       1,051,798
                                                                  ------------       -----------       ---------

     Cash flows from investing activities:

          Purchases of property, plant and equipment                 (188,612)          (35,730)              --
          Payment of mortgage receivable                              (72,929)           (3,389)             872
                                                                  ------------       -----------       ---------
     Net cash used in investing activities                           (261,541)          (39,119)             872
                                                                  ------------       -----------       --------
-

   The accompanying notes are an integral part of these financial statements.

CURTIS INTERNATIONAL LTD.
Statements of Cash Flows
For the years ended May 31
(Amounts expressed in US dollars)

                                                                         1999             1998             1997

                                                                   $                 $                 $


Cash flows from financing activity:

     Increase (decrease) in bank indebtedness                      (6,780,298)       7,504,507         (463,749)
     Increase (decrease) in advances from affiliated
       parties                                                        (58,781)         (92,517)          16,271
     Deferred issuance costs                                           86,724          (92,779)              --
     Redemption of Class B share                                           --               (1)              --
     Issuance of common stock, net                                  7,342,083               --               --
                                                                    ---------        ---------        ---------
                                                                      589,728        7,319,210         (447,478)
                                                                    ---------        ---------        ---------
Effect of foreign currency exchange rate changes                      110,394         (144,261)           1,260
                                                                    ---------        ---------        ---------
Net increase (decrease) in cash and cash equivalents                1,212,028        2,149,639          606,452

Cash and cash equivalents
     --   Beginning of year                                         3,401,181        1,251,542          645,090
                                                                    ---------        ---------        ---------
     --   End of year                                               4,613,209        3,401,181        1,251,542
                                                                    =========        =========        =========
Interest paid, net                                                    255,357          408,649          142,792
                                                                    =========        =========        =========
Income taxes paid                                                     490,765           50,670           44,221
                                                                    =========        =========        =========


   The accompanying notes are an integral part of these financial statements.

CURTIS INTERNATIONAL LTD.
Statements of Stockholders' Equity
For the years ended May 31
(Amounts expressed in US dollars)

                                  Common
                                   Stock                            Cumulative
                               Number of                Retained   Translation
                                  Shares     Amounts    Earnings   Adjustments
                               ---------   ---------   ---------   -----------

                                           $           $           $
Balance as of May 31, 1996     3,700,000          80     572,712       (29,415)

Foreign currency translation           -           -           -        14,874

Net income for the year                -           -      93,001             -
                               ---------   ---------   ---------   -----------

Balance as of May 31, 1997     3,700,000          80     665,713       (14,541)

Foreign currency translation           -           -           -       (79,449)

Net income for the year                -           -     864,905             -
                               ---------   ---------   ---------   -----------

Balance as of May 31, 1998     3,700,000          80   1,530,618       (93,990)

Foreign currency translation           -           -           -        46,928

Issuance of capital stock      1,673,145   7,342,083           -             -

Net income for the year                -           -   1,343,757             -
                               ---------   ---------   ---------   -----------

Balance as of May 31, 1999     5,373,145   7,342,163   2,874,375       (47,062)
                               =========   =========   =========   ===========


   The accompanying notes are an integral part of these financial statements.

CURTIS INTERNATIONAL LTD.
Notes to Financial Statements
May 31, 1999, 1998 and 1997
(Amounts expressed in US dollars)

1.   BASIS OF PRESENTATION

     On January 26, 1998, Curtis International Ltd. amalgamated with Unique Investments Ltd. and AEG Trading Ltd. to form Curtis International Ltd. On May 31, 1998, the company amalgamated with Worldwide Holdings Ltd. to form Curtis International Ltd. At the time of the amalgamations the only assets of the holding companies were shares of Curtis International Ltd. These financial statements reflect the operations of Curtis International Ltd. for each of the years ended May 31, 1999, 1998 and 1997.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     i)    Principal Activities

           The company was incorporated in Canada on December 12, 1990. The company is principally engaged in the distribution and sales of electronics, audio visual products and computer accessories in Canada and the United States of America.

     ii)   Cash, Cash Equivalents and Bank indebtedness

           Cash, cash equivalents and bank indebtedness includes cash in bank, amounts due to banks, and any other highly liquid investments purchased with a maturity of three months or less. The carrying amount approximates fair value because of the short maturity of those instruments.

     iii)  Other Financial Instruments

           The carrying amount of the company's other financial instruments approximate fair value because of the short maturity of these instruments or the current nature of interest rates borne by these instruments.

     iv)   Inventory

           Inventory is valued at the lower of cost and net realizable value. Cost is determined on the average cost basis.

     v)    Property, Plant and Equipment

           Property, plant and equipment are recorded at cost and are amortized on the declining balance basis over their estimated useful lives.

           Leasehold improvements are amortized on the straight-line basis over the term of the lease.

CURTIS INTERNATIONAL LTD.
Notes to Financial Statements
May 31, 1999, 1998 and 1997
(Amounts expressed in US dollars)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

     vi)   Sales

           Sales represent the invoiced value of goods supplied to customers. Sales are recognized upon delivery of goods and passage of title to customers.

     vii)  Income taxes

           The company accounts for income tax under the provisions of Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

     viii) Accounting Changes

           On January 1, 1997, the company adopted the provision of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 requires that long-lived assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. Adoption of SFAS No. 121 did not have a material impact on the company's result of operations.

           In December 1995, SFAS No. 123, Accounting for Stock-Based Compensation, was issued. It introduced the use of a fair value-based method of accounting f0r stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for stock-based compensation to employees based on the new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. However, SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. SFAS No. 123 is effective for financial statements for fiscal years beginning after December 15, 1995. The company has adopted the disclosure provisions of SFAS No. 123.

CURTIS INTERNATIONAL LTD.
Notes to Financial Statements
May 31, 1999, 1998 and 1997
(Amounts expressed in US dollars)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (cont'd)

     ix)  Net Income and Fully Diluted Net Income Per Weighted Average Common
          Stock

          Net income per common stock is computed by dividing net income for the year by the weighted average number of common stock outstanding during the year.

          Fully diluted net income per common stock is computed by dividing net income for the year by the weighted average number of common stock outstanding during the year, assuming that all dilutive stock options granted as described in note 10 were exercised. Stock warrants as described in note 10 have not been included in the fully diluted net income per common stock calculations as their inclusion would have been anti-dilutive.

     x)   Foreign Currency Translation

          The translation of the financial statements from Canadian dollars into United States dollars is performed for the convenience of the reader. Balance sheet accounts are translated using closing exchange rates in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during each reporting period. No representation is made that the Canadian dollar amounts could have been, or could be, converted into United States dollars at the rates on the respective dates and or at any other certain rates. Adjustments resulting from the translation are included in the cumulative translation adjustments in stockholders' equity.

     xi)  Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principals in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   ACCOUNTS RECEIVABLE

                                                            1999           1998

                                                       $              $
     Accounts receivable                               4,981,727      4,514,714
     Less: Allowance for doubtful accounts               873,240        429,985
                                                       ---------      ---------
     Accounts receivable, net                          4,108,487      4,084,729
                                                       =========      =========

CURTIS INTERNATIONAL LTD.
Notes to Financial Statements
May 31, 1999, 1998 and 1997
(Amounts expressed in US dollars)

4.   INVENTORY

     Inventory is comprised entirely of finished goods.

5.   MORTGAGE RECEIVABLE

     The company sold land and building owned by it on February 10, 1994 and took back a mortgage due February 10, 1999. The mortgage was repaid during the year.

6.   PROPERTY, PLANT AND EQUIPMENT

                                              1999                        1998
                             --------------------------------------      -------
                                           Accumulated
                              Cost        Amortization        Net          Net
                             -------      ------------      -------      -------
                               $               $               $            $
     Land                     29,574                         29,574       29,920
     Condominium             118,297          33,510         84,787       90,293
     Furniture and
       equipment             154,744          53,608        101,136       15,838
     Automobile               33,970          31,592          2,378        3,437
     Computer equipment       97,127          40,146         56,981       31,778
     Leasehold
       improvements           53,511          17,837         35,674          943
                             -------      ------------      -------      -------
                             487,223           176,693      310,530      172,209
                             =======      ============      =======      =======


     Amortization for the year amounted to $51,586; ($17,172 in 1998 and 7,346 in 1997).

7.   BANK INDEBTEDNESS

     The bank indebtedness bears interest at the bank's prime lending rate plus 0.50% per annum. As security, the company has provided a general assignment of accounts receivable, a general security agreement and an assignment of fire insurance on the business assets, guarantees by the directors and affiliated companies, and assignment of life insurance totalling $1,325,000. The company's line of credit extends to $8,140,000 and is limited based on a formula which relates to receivables and inventory held by the company as at May 31, 1999. The company met all covenants imposed by the bank.

CURTIS INTERNATIONAL LTD.
Notes to Financial Statements
May 31, 1999, 1998 and 1997
(Amounts expressed in US dollars)

8.   ACCOUNTS PAYABLE

                                            1999           1998

                                       $              $
     Trade payables                      318,069        322,327
     Accrued expenses                    724,184      1,937,354
                                       ---------      ---------
                                       1,042,253      2,259,681
                                       =========      =========


9.   ADVANCES FROM AFFILIATED PARTIES

     The advances from affiliated parties bear interest at 8% per annum commencing June 1, 1998. The principal sums shall be repaid in equal quarter yearly installments and the last payment is due and payable on February 28, 2000. Had the advances been valued at the current value of cash flows at the companies current rate of borrowing the advances would have been valued at $725,303 in 1998 and $832,295 in 1997. Interest of $54,448 would have been imputed for 1998 and interest of $49,823 would have been imputed for 1997.

10.  CAPITAL STOCK

     a)   Authorized

      1,000,000   Preference shares
     15,000,000   Common shares

     Issued

                                                             1999      1998

                                                        $              $
     5,373,145   Common shares (3,700,000 in 1998)      7,342,163        80
                                                        =========     =====


     Curtis International Ltd. amalgamated with Unique Investments Ltd. and AEG Trading Ltd. on January 26, 1998 and with Worldwide Holdings Limited on May 31, 1998. There was no substantive effect to the amalgamations which reorganized companies under common control. The outstanding shares of 4,000,000 issued on the amalgamations are treated as stock splits and subsequent to May 31, 1998, the company redeemed 300,000 common shares at no consideration. As a result 3,700,000 common shares were outstanding and therefore the shares have been retroactively restated as of May 31, 1996.

                           CURTIS INTERNATIONAL LTD.
                         NOTES TO FINANCIAL STATEMENTS
                          MAY 31, 1999, 1998 AND 1997
                       (AMOUNTS EXPRESSED IN US DOLLARS)

10.  CAPITAL STOCK   (cont'd)

     b) During 1998, the company issued 1,673,145 common shares and 165,000 warrants as follows:

          Proceeds received from issuance                            $8,365,725
          Issue costs (net of deferred income taxes of $575,672)      1,023,642
                                                                     ----------
          Net proceeds                                               $7,342,083
                                                                     ==========

          Net proceeds include the non-cash items of deferred issue costs and deferred income tax recoverable.

          As at May 31, 1999, the company had 165,000 warrants outstanding to purchase 165,000 shares of the common stock at $8.25 per share. The warrants expire in 2003.

     c) In 1998, the board of directors and stockholders adopted a Stock Option Plan, pursuant to which 400,000 shares of Common Stock are provided for issuance. The Plan is administered by the compensation committee or the board of directors.

          The Plan is effective for a period of ten years, expiring in 2008. Options may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to the Company. Options granted under this Plan may be exercisable for up to ten years, require a minimum two year vesting period, and shall be at an exercise price as determined by the board.

          The exercise price of an option may not be less than the fair market value per share of Common Stock on the date the option is granted in order to receive certain tax benefits under the Income Tax Act of Canada (the "ITA"). The exercise price of all future options will be at least 85% of the fair market value of the Common Stock on the date of granting of the options.

          Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by the Company become available again for issuance under the Plan.

          The Plan may be terminated or amended at any time by the board of directors, except that the number of shares of Common Stock reserved for issuance upon the exercise of options granted under the Plan may not be increased without the consent of the stockholders of the Company.

          The Board has granted 70,000 Options to date under the Plan to 4 persons, including officers, directors and key employees. The options are exercisable at $5.00 to 5.50 per share.

CURTIS INTERNATIONAL LTD.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 1999, 1998 AND 1997
(AMOUNTS EXPRESSED IN US DOLLARS)


11.  COMPREHENSIVE INCOME

     The company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" as of June 1, 1998 which requires new standards for reporting and display of comprehensive income and its components in the financial statements. However, it does not affect net income or total stockholders' equity. The components of comprehensive income are as follows:

                                                      1999       1998       1997
                                                 ---------    -------    -------
                                                 $            $          $
Net income                                       1,343,757    864,905     93,001
Other comprehensive income (loss):
  Foreign currency translation adjustments          46,928    (79,449)    14,874
                                                 ---------    -------    -------
Comprehensive income                             1,390,685    785,456    107,875
                                                 =========    =======    =======

The components of accumulated other comprehensive income (loss) are as follows:

Accumulated other comprehensive loss, May 31, 1996                     $(29,415)

Foreign currency translation adjustments for the year ended
  May 31, 1997                                                           14,874
                                                                       ---------
Accumulated other comprehensive loss, May 31, 1997                      (14,541)
Foreign currency translation adjustments for the year ended
  May 31, 1998                                                          (79,449)

Accumulated other comprehensive loss, May 31, 1998                      (93,990)

Foreign currency translation adjustments for the year ended
  May 31, 1999                                                           46,928
                                                                       --------
Accumulated other comprehensive loss, May 31, 1999                     $(47,062)
                                                                       ========

     The foreign currency translation adjustments are not currently adjusted for income taxes since the company is situated in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars which is done only for the convenience of the reader as disclosed in note 2(x).

CURTIS INTERNATIONAL LTD.
Notes to Financial Statements
May 31, 1999, 1998 and 1997
(Amounts expressed in US dollars)

12.  EARNINGS PER COMMON SHARE

     The company has adopted Statement No. 128, Earnings Per Share, which requires presentation, in the consolidated statement of income, of both basic and diluted earnings per share.

     The stock options granted and outstanding warrants were not included in a computation of earnings per common stock assuming dilution because the exercise prices were greater than the average market price of the common stock.

13.  INCOME TAXES

                                                     1999         1998        1997
                                                     $            $           $

     a)   Current                                     1,108,765     602,442     30,378
     b)   Current income taxes consist of:            =========     =======     ======

          Amount calculated at basic Federal and
             Provincial rates                         1,079,110     611,490     28,179
             Permanent and other differences             29,655          --      2,199
             Timing differences                              --      (9,048         --
                                                      ---------     -------     ------
                                                      1,108,765     602,442     30,378
                                                      =========     =======     ======


CURTIS INTERNATIONAL LTD.
Notes to Financial Statements
May 31, 1999, 1998 and 1997
(Amounts expressed in US dollars)

14.  LEASE COMMITMENT

     Minimum annual payments under the company's operating leases for premises, exclusive of certain operating costs for which the company is responsible is $151,630. The lease expires May 31, 2002.

15.  TRANSACTIONS WITH AFFILIATED COMPANIES

                                               1999         1998         1997

                                             $           $            $
     Management fees                              -      354,384      427,933
     Rent expense                                 -       66,154      102,587
     Occupancy costs                              -       51,114       71,132
     Interest paid to affiliated companies   56,010            -            -


16.  CONTINGENT LIABILITIES

     The company's products are purchased overseas. The payment arrangement is done through a letter of credit. Once the product leaves the country of origin, the liability is recognized by the Company and results in an accepted letter of credit. The company was contingently liable to the bank for unaccepted letters of credit of approximately $2,540,000 as at May 31, 1999.

CURTIS INTERNATIONAL LTD.
Notes to Financial Statements
May 31, 1999, 1998 and 1997
(Amounts expressed in US dollars)

17.  SEGMENTED INFORMATION

     a)   Sales to Major Customers

                                                                  1999             1998             1997
                                                            $                $                $
          Combined sales of top five customers              27,384,141       17,350,197        8,532,338
                                                            ===========      ===========      ===========

          Percentage of total sales                                 70%              63%              57%

          Accounts receivable due from major customers       3,016,080         2,814,165        1,448,283
          Percentage of total accounts receivable                   73%              69%              80%


          Ongoing credit evaluations of each customer's financial condition are performed and, generally, no collateral is required. The company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

     b)   Sales by Geographic Area

                                                               1999             1998             1997
                                                                $                $                $
          Canada                                            19,260,580      15,754,678      12,697,084
          United States of America                          19,762,638      11,716,935       2,217,058
                                                            ----------      ----------      ----------
                                                            39,023,218      27,471,613      14,914,142
                                                            ==========      ==========      ==========


CURTIS INTERNATIONAL LTD.
Notes to Financial Statements
May 31, 1999, 1998 and 1997
(Amounts expressed in US dollars)

17.   SEGMENTED INFORMATION   (cont'd)

      c)  Net Income by Geographic Area

          The company's accounting records do not readily provide information on net income by geographic area. Management is of the opinion that the proportion of net income based principally on sales, presented below, would fairly present the results of operations by geographic area.

                                            1999           1998           1997
                                       $              $             $
        Canada                           663,234        495,782        80,860
        United States of America         680,523        369,123        12,141
                                       ---------        -------        ------
                                       1,343,757        864,905        93,001
                                       =========        =======        ======

     d)   Identifiable Assets by Geographic Area

          All identifiable assets were located in Canada for 1999, 1998 and 1997.

     e)   Purchases From Major Suppliers

                                                   1999            1998            1997
                                             $                $               $
Purchases from major suppliers               13,740,209       3,754,794       2,093,884
Percentage of total purchases                        44%             17%             17%

Accounts payable due to major suppliers         292,118         368,141         288,629
Percentage of total accounts payable                 28%             16%             18%


18.  UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect a company's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

                                EXHIBIT INDEX


Exhibit No.           Description
-----------           -------------------------------------------------------
**3.1                 Bylaws of Registrant
**3.2                 Articles of Amalgamation dated January 23, 1998
**3.3                 Articles of Amalgamation dated May 29, 1998
**4.3                 Specimen Common Stock Certificate
**10.2                1998 Stock Option Plan
**10.4                Employment Agreement with Aaron Herzog
**10.5                Employment Agreement with Jacob Herzog
**10.6                Credit Facility with Canadian Imperial Bank of Commerce
**10.7                Promissory note dated July 15, 1998
**10.8                Promissory notes dated June 1, 1998
 *27                  Financial Data Schedule
__________
 *Filed herewith.
**Incorporated by reference to Curtis International Ltd. Registration
  Statement No. 333-56661.