Form 10QSB
period 1999-08-31
CURTIS INTERNATIONAL LTD
filed 1999-10-15
CIK 1063251

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                   FORM 10-QSB
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended August 31, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Transition Period from _______to______

Commission File Number 0-24847

                            CURTIS INTERNATIONAL LTD.
                            -------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

ONTARIO, CANADA                                                    N/A
----------------                                                   ---
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

315 Atwell Drive, Toronto, ONTARIO                            M9W5C1
----------------------------------                           -------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: 416-674-2123

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: October 14, 1999, 5,373,145 Shares of Common Stock outstanding.

         Transitional Small Business Disclosure (check One):

 Yes  [  ]         No  [ X ]

                            CURTIS INTERNATIONAL LTD.

                                      INDEX

                                                                           PAGE

PART I - FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

         Interim Balance Sheet - August 31, 1999............................ 2

         Interim Statements  of  Operations  - For the three  months ended August 31, 1999 and August 31, 1998.......................... 3

         Interim Statements  of Cash  Flows - For the three months
         ended August 31, 1999 and August 31, 1998.......................... 4

         Interim Statements of Stockholders Equity For the three months ended August 31, 1999.............................................. 5

         Notes to Financial Statements......................................6-8

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...............................9-10


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS....................................................

ITEM 2 - CHANGES IN SECURITIES................................................

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES......................................

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................

ITEM 5 - OTHER INFORMATION....................................................

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.....................................

SIGNATURES...................................................................10

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CURTIS INTERNATIONAL LTD.
Interim Balance Sheets
As of August 31, 1999 and May 31, 1999
(Amounts expressed in US dollars) (Unaudited)

                                                      August 31,      May 31,
                                                         1998          1999
                                                          $              $
ASSETS
CURRENT ASSETS

Cash                                                   1,588,046      4,613,209
Accounts receivable                                    6,050,915      4,108,487
Inventory                                              4,207,824      4,997,296
Prepaid expenses                                         117,532         58,752
Income taxes recoverable                                 144,136           --
                                                     -----------    -----------
                                                      12,108,453     13,777,744
                  PROPERTY, PLANT AND EQUIPMENT          358,077        310,530
DEFERRED INCOME TAXES                                    539,955        575,672
                                                     -----------    -----------
TOTAL ASSETS                                          13,006,485     14,663,946
                                                     -----------    -----------
LIABILITIES
CURRENT LIABILITIES


Bank indebtedness (note 2)                               104,177      1,685,323
Accounts payable                                       1,980,640      1,042,253
Income taxes payable                                        --        1,110,132
Advances from affiliated                                 656,762
                                                     -----------    -----------
                                                                        441,232
parties (note 3)                                       2,526,049      4,494,470
                                                     -----------    -----------
SHAREHOLDERS' EQUITY
CAPITAL STOCK (note 4)                                 7,342,163      7,342,163
CUMULATIVE TRANSLATION ADJUSTMENT                       (179,001)       (47,062)
RETAINED EARNINGS                                      3,317,274      2,874,375
                                                     -----------    -----------
                                                      10,480,436     10,169,476
                                                     -----------    -----------
                                                      13,006,485     14,663,946
                                                     -----------    -----------

CURTIS INTERNATIONAL LTD.
Interim Statements of Operations
As of August 31, 1999 and May 31, 1999
(Amounts expressed in US dollars)
(Unaudited)

                                                         1999             1998

                                                           $               $

SALES                                                  10,413,498      8,693,213

Cost of sales                                           8,502,671      7,039,370
                                                       ----------     ----------

GROSS PROFIT                                            1,910,827      1,653,843
                                                       ----------     ----------

EXPENSES
Administrative                                            479,119        545,850
Selling                                                   368,182        397,354
Financial                                                 326,178        143,842
                                                       ----------     ----------

                                                        1,173,479      1,087,046
                                                       ----------     ----------
INCOME BEFORE INCOME TAXES                                737,348        566,797

Income taxes                                              294,449        226,719
                                                       ----------     ----------

NET INCOME                                                442,899        340,078
                                                       ----------     ----------

NET INCOME PER COMMON SHARE (note 5)                         0.08           0.09
                                                       ----------     ----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING (note 5)                                5,373,145      3,700,000
                                                       ----------     ----------

CURTIS INTERNATIONAL LTD.
Interim Statements of Cash Flows
For the three months ended August 31, 1999 and 1998
(Amounts expressed in US dollars) (Unaudited)


                                                       August 31,     August 31,
                                                          1999          1998
                                                            $            $
Cash flows from operating activities
Net Income                                                442,899       340,078
Adjustments to reconcile net income to
net cash used in operating activities:
Amortization                                               14,847         6,888
Increase in accounts receivable                        (2,008,209)   (1,855,718)
Decrease in inventory                                     731,109        20,007
Increase in prepaid expenses                              (59,933)       (8,494)
Increase (decrease) in accounts payable                   958,135      (717,730)
Increase in income taxes payable                       (1,248,713)       (9,257)
                                                       ----------    ----------
Net cash used in operating activities                  (1,169,865)   (2,224,226)
                                                       ----------    ----------

Cash flows from investing activities:
Purchases of property, plant and equipment                (66,685)      (19,263)
Payment of mortgage receivable                               --         (73,665)
                                                       ----------    ----------

Net cash used in investing activities                     (66,685)      (92,928)
                                                       ----------    ----------

Cash flows from financing activity:
Decrease in bank indebtedness                          (1,570,405)     (796,000)
Increase (decrease) in advances from
affiliated parties                                       (208,627)      499,472
                                                       ----------    ----------
Net cash used in financing activities                  (1,779,032)     (296,528)
Effect of foreign currency exchange rate changes           (9,581)       88,845
                                                       ----------    ----------
                                                       (1,788,613)     (207,683)
                                                       ----------    ----------
Net decrease in cash/cash equivalents                  (3,025,163)   (2,524,837)
Cash and cash equivalents -  Beginning of
period                                                  4,613,209     3,401,180
                                                       ----------    ----------
End of period                                           1,588,046       876,343
                                                       ==========    ==========
Interest paid (received), net                              26,345       123,945
                                                       ==========    ==========
Income taxes paid                                       1,547,020         9,258
                                                       ==========    ==========


CURTIS INTERNATIONAL LTD.
Interim Statements of Stockholders' Equity
For the three months ended August 31, 1999
(Amounts expressed in US dollars)
(Unaudited)


                                                       Cumulative
                            Common        Retained     Translation
                            Stock         Earnings      Adjustment     Total
                               $              $             $            $
Balance as of
   November 30, 1998       6,149,549     2,521,046      (118,920)     8,551,675

Proceeds from
   public offering
   and exercise of
   over-allotment
   option                  1,192,614     1,192,614          --             --

Foreign currency
   translation                  --            --        (220,205)      (220,205)
Net income for
   the quarter                  --            --         197,050        197,050
                         -----------   -----------   -----------    -----------
Balance as of
   February 28,1999        7,342,163     2,718,096      (339,125)     9,721,134

Foreign currency
    translation                 --            --         292,063        292,063

Net income for the
    quarter                     --         156,279          --          156,279
                         -----------   -----------   -----------    -----------
Balance as of May 31,
     1999                  7,342,163     2,874,375       (47,062)    10,169,476

Foreign currency
    translation                 --            --        (131,939)      (131,939)

Net income for the
quarter                         --         442,899          --          442,899
                         -----------   -----------   -----------    -----------
Balance as of
    August 31,1999         7,342,163     3,317,274      (179,001)    10,480,436
                         ===========   ===========   ===========    ===========


CURTIS INTERNATIONAL LTD.
Notes to Interim Financial Statements August 31, 1999
(Amounts expressed in US dollars)
(Unaudited)

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

The following table sets forth, for the end of periods indicated, the exchange rate and average rate for the periods translating balance sheet, revenue and expense items:



Period Ending
                                                   August 31,       August 31,
                                                     1999             1998
Closing Exchange rate at
     balance sheet date                              0.6698           0.6392
Average exchange rate for the period                 0.6744           0.6691

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

2.BANK INDEBTEDNESS

The bank indebtedness bears interest at the bank's prime lending rate plus 0.50% per annum. As security, the company has provided a general assignment of accounts receivable, a general security agreement and an assignment of fire insurance on the business assets. The company's line of credit extends to $8,000,000 and is limited based on a formula which relates to receivables and cashable instalments held by the company. The company must meet certain covenants imposed by the bank.

3.ADVANCES FROM AFFILIATED PARTIES

The advances from affiliated parties bear interest at 8% per annum commencing June 1, 1998. The principal sums shall be repaid in six equal quarter yearly installments on the last day of the month in which each quarter-year occurs, the first payment due November 30, 1998 and the last payment is due and payable on February 28,2000.

4.CAPITAL STOCK

a)Authorized

  1,000,000 preferred shares

 15,000,000 shares of common stock

  Issued
                                          August 31,            May 31,
                                            1999                 1999
                                              $                   $

  Common shares(5,373,145)                7,342,163           7,342,163
                                          =========           =========

b)Stock Option Plan

The Board of Directors have adopted a stock option plan pursuant to which 400,000 shares of common stock are provided for issuance. As at August 31, 1999, 70,000 stock options were granted.

None of these options have been exercised to date.

5. NET INCOME PER COMMON SHARE

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

Results of Operations

Three Months Ended August 31, 1999 compared to the three months ended August 31, 1998.

Revenues for the three months ended August 31, 1999 were $10.4 million, a 19.8% increase over the first quarter of 1998 revenues of $8.7 million. This increase reflected the continuing strong expansion of the customer base in the United States.

Gross profit for the first quarter of 2000 was $2.0 million, which is an increase of $257,000, (15.5%) over the first quarter of fiscal 1999. All of this increase was attributed to the increase in sales volume.

Selling expenses of $368,182 for the three months ended August 31, 1999 were in line with the same period last year.

Administrative expenses of $479,119 for the three months ended August 31, 1999 were 12.2% lower than the three months ended August 31, 1998 primarily due to reduced payroll costs. There were also cost savings associated with consolidating operations into one location.

The increase in financial expenses for the three months ended August 31, 1999 was due to higher bad debt expenses related to increased sales volume, partially offset by lower interest costs as a result of reduced bank indebtedness.

Net Income increased by $102,821, (30.2%) over the same period in the prior year to $442,899 for the three months ended August 31, 1999. This improvement reflected continued sales growth year to date through expanded penetration in the United States and a broadening of product selection.

As a result of the above factors, net income for the first quarter of 2000 increased by 30.2%, to $442,899

Liquidity and Capital Resources

The company had a net increase in the use of cash for operations of $500,326 for the three months ended August 31, 1999 over August 31, 1998. The principal use of cash was traced to an increase in accounts receivable attributable to increased sales volume, an increase in income taxes paid, and a reduction in bank indebtedness. This was partially offset by an increase in accounts payable.

The Company received net proceeds from its initial public offering in the amount of $7,342,163. The Company believes that the proceeds of the initial public offering, coupled with income from operations will fulfill the Company's working capital needs for the next 2 years. It is the Company's intention to utilize a significant portion of the proceeds to aggressively seek synergistic acquisitions. The company also intends to support its business through increased marketing, advertising and distribution throughout North America. As the Company continues to grow, bank borrowings, other debt placements and equity offerings may be considered, in part, or in combination, as the situation warrants.






October 14, 1999                       By: /s/ JACOB HERZOG
                                           ----------------------------
                                           Jacob Herzog
                                           Chairman, Treasurer,
                                           Secretary/Principal
                                           Accounting Officer



                                     By: /S/ AARON HERZOG
                                         ----------------------------
                                        Aaron Herzog
                                        President/Chief Executive
                                        Officer