Form 10-Q
period 1999-11-30
CURTIS INTERNATIONAL LTD
filed 2000-01-14
CIK 1063251

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended November 30, 1999 or

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: January 12, 2000, 5,373,145 Shares of Common Stock outstanding.

         Transitional Small Business Disclosure (check One):

 Yes  [  ]         No  [ X ]

                            CURTIS INTERNATIONAL LTD.

                                      INDEX

                                                                           PAGE

PART I - FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

         Interim Balance Sheet - November 30, 1999 and May 31, 1999......... 2

         Interim Statements  of  Income  - For the three and six months ended November 30, 1999 and November 30, 1998...................... 3

         Interim Statements  of Cash  Flows - For the six months
         ended November 30, 1999 and November 30, 1998...................... 4

         Interim Statements of Stockholders Equity For the six months ended November 30, 1999............................................ 5

         Notes to Interim Financial Statements..............................6-8

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...............................9-10


PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES...............................................11

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K....................................11

SIGNATURES...................................................................12

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CURTIS INTERNATIONAL LIMITED
INTERIM BALANCE SHEETS
As of November 30, 1999 and May 31, 1999
(Amounts expressed in US dollars)
(Unaudited)

                                                   November 30,        May 31,
                                                       1999             1999
                                                        $                $

ASSETS

CURRENT ASSETS
Cash                                                        --        4,613,209
Accounts receivable                                  13,295,354       4,108,487
Inventory                                             3,830,065       4,997,296
Prepaid expenses and sundry assets                      103,781          58,752
                                                    -----------     -----------
                                                     17,229,200      13,777,744

PROPERTY, PLANT AND EQUIPMENT                           428,579         310,530

DEFERRED INCOME TAXES                                   518,028         575,672

                                                    -----------     -----------
TOTAL ASSETS                                         18,175,807      14,663,946
                                                    ===========     ===========


LIABILITIES

CURRENT LIABILITIES
Bank indebtedness                                     2,759,410       1,685,323
Accounts payable                                      3,148,687       1,042,253
Income taxes payable                                    281,542       1,110,132
Advances from affiliated parties                        556,886         656,762
                                                    -----------     -----------
TOTAL LIABILITIES                                     6,746,525       4,494,470
                                                    -----------     -----------

SHAREHOLDERS' EQUITY
CAPITAL STOCK                                         7,342,163       7,342,163
CUMULATIVE TRANSLATION ADJUSTMENT                       (48,973)        (47,062)
RETAINED EARNINGS                                     4,136,092       2,874,375
                                                    -----------     -----------
TOTAL SHAREHOLDERS' EQUITY                           11,429,282      10,169,476
                                                    -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           18,175,807      14,663,946
                                                    ===========     ===========

CURTIS INTERNATIONAL LIMITED
INTERIM STATEMENTS OF INCOME
For the three and six months ended November 30, 1999 and 1998
(Amounts expressed in US dollars)
(Unaudited)

                                        For the period ended November 30,
                                     three months             six months
                                  1999         1998        1999         1998
                                    $           $            $            $


SALES                          18,624,623   16,718,102   29,038,121   25,411,315

Cost of sales                  15,614,389   13,966,851   24,117,060   21,006,221
                              --------------------------------------------------
GROSS PROFIT                    3,010,234    2,751,251    4,921,061    4,405,094
                              --------------------------------------------------
EXPENSES
Adminstrative                     398,290      466,675      877,409    1,012,525
Selling                           930,659      945,804    1,298,841    1,343,158
Financial                         108,599      254,856      434,777      398,698
                              --------------------------------------------------
                                1,437,548    1,667,335    2,611,027    2,754,381
                              --------------------------------------------------
INCOME BEFORE INCOME TAXES      1,572,686    1,083,916    2,310,034    1,650,713

Income taxes                      753,868      433,567    1,048,317      660,286
                              --------------------------------------------------
NET INCOME                        818,818      650,349    1,261,717      990,427
                              --------------------------------------------------
NET INCOME PER WEIGHTED

AVERAGE COMMON SHARE                 0.15         0.16         0.23         0.26
                              --------------------------------------------------

WEIGHTED AVERAGE NUMBER OF

COMMON SHARES OUTSTANDING       5,373,145    3,949,667    5,373,145    3,824,833
                              --------------------------------------------------


CURTIS INTERNATIONAL LIMITED
INTERIM STATEMENTS OF CASH FLOWS
For the six months ended November 30, 1999 and 1998
(Amounts expressed in US
dollars) (Unaudited)

                                                      November 30,  November 30,
                                                         1999          1998
                                                           $             $

Cash flows from operating activities:
Net income                                             1,261,717       990,427
                                                    --------------------------
Adjustments to reconcile net income to
     net cash used in operating activities:
Amortization                                              31,471        20,096
Deferred Income taxes                                     57,577            --
Increase in accounts receivable                       (9,190,454)   (5,834,889)
Decrease in inventory                                  1,166,872       715,191
Increase in prepaid expenses and sundry assets           (45,053)      (52,901)
Increase in accounts payable and accrued expenses      2,117,448       856,647
Increase/(decrease) in income taxes payable             (838,873)      543,625

Total Adjustments                                     (6,701,012)   (3,752,231)
                                                    --------------------------

Net cash used in operating activities                 (5,439,295)   (2,761,804)
                                                    --------------------------

Cash flows from investing activities:
Purchases of property, plant and equipment              (149,605)      (50,084)
Payment of mortgage receivable                                --         4,013
                                                    --------------------------
Net cash used in investing activities                   (149,605)      (46,071)
                                                    --------------------------

Cash flows from financing activities:
Proceeds from public offering                                 --     6,020,922
Increase (decrease) in bank indebtedness               1,074,582    (2,711,886)
Increase (decrease) in advances from
     affiliated parties                                  (99,811)      164,415
                                                    --------------------------
Net cash provided by financing activities                974,771     3,473,451
                                                    --------------------------

                                                    --------------------------
Effect of foreign currency exchange rate changes             920       (50,060)
                                                    --------------------------

Net increase/(decrease) in cash/cash equivalents      (4,613,209)      615,516
Cash and cash equivalents
--  Beginning of period                                4,613,209     3,401,181
                                                    --------------------------
--  End of period                                              0     4,016,697
                                                    ==========================

                                                    --------------------------
Interest paid (received), net                              1,147       353,757
                                                    ==========================

                                                    --------------------------
Income taxes paid                                      1,816,156        18,257
                                                    ==========================


CURTIS INTERNATIONAL LIMITED
INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
For the six months ended November 30, 1999
(Amounts expressed in US dollars)
(Unaudited)

                                       Common
                                       Stock                                       Cumulative
                                     Number of                      Retained       Translation
                                       Shares        Amounts        Earnings       Adjustments      Total
                                  --------------------------------------------------------------------------

Balance as of May 31, 1999           5,373,145      7,342,163       2,874,375        (47,062)     10,169,476
Foreign currency translation                                                        (131,939)       (131,939)
Net income for the quarter                                            442,899                        442,899
                                  ---------------------------------------------------------------------------
Balance as of August 31, 1999        5,373,145      7,342,163       3,317,274       (179,001)     10,480,436
Foreign currency translation                                                         130,028         130,028
Net income for the quarter                                            818,818                        818,818
                                  ---------------------------------------------------------------------------
Balance as of November 30, 1999      5,373,145      7,342,163       4,136,092        (48,973)     11,429,282
                                  ===========================================================================


CURTIS INTERNATIONAL LIMITED.
Notes to Interim Financial Statements November 30, 1999 (Amounts expressed in US dollars) (Unaudited)

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

c)   Cash, Cash Equivalents, and Bank indebtedness

Cash, cash equivalents, and bank indebtedness includes cash in bank, amounts due to banks, and any other highly liquid investments purchased with a maturity of three months or less. The carrying amount approximates fair value because of the short maturity of those instruments.

d)   Other Financial Instruments

The carrying amount of the company's accounts receivable and other financial instruments approximate fair value because of the short maturity of these instruments.

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

The following table sets forth, for the end of periods indicated, the exchange rate and average rate for the periods translating balance sheet, revenue and expense items:

Period Ending
                                        November 30,   November 30,
                                          1999          1998
Closing exchange rate at balance
    sheet date                           0.6783       0.6523
Average exchange rate for the period     0.6785       0.6598

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

2.   BANK INDEBTEDNESS

The bank indebtedness bears interest at the bank's prime lending rate plus 0.50% per annum. As security, the company has provided a general assignment of accounts receivable, a general security agreement and an assignment of fire insurance on the business assets. The company's line of credit extends to $13,566,000 and is limited based on a formula which relates to receivables cash instruments, and inventory held by the company. The company has met all covenants imposed by the bank.

3.   ADVANCES FROM AFFILIATED PARTIES

The advances from affiliated parties bear interest at 8% per annum commencing June 1, 1998. The principal sums shall be repaid in six equal fiscal quarter installments on the last day of fiscal quarter. The first payment was due August 31, 1998 and the last payment is due and payable on November 30, 1999.

4.   CAPITAL STOCK

a)   Authorized

  15,000,000 shares of Common Stock
   1,000,000 shares of Preferred Stock

  Issued
                                           November 30,  May 31,
                                             1999         1999

  Common shares (5,373,145)                 7,342,163   7,342,163


b)   Stock Option Plan

The Board of Directors have adopted a stock option plan pursuant to which 400,000 shares of common stock are provided for issuance. As at November 30, 1999, 120,000 stock options were issued and outstanding.

c)   Earnings Per Share

Net income per common share is computed by dividing net income for the period by the weighted number of common shares outstanding during the period.

Fully diluted net income per share was the same as the basic net income per common share.

ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations


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

Results of Operations

Three and Six Months Ended November 30, 1999 Compared to the Three and Six Months Ended November 30, 1998.

Sales for the three months ended November 30, 1999 were $18,624,623, a 11.4% increase over the second quarter of 1998 revenues of $16,718,102. Year to date revenue for the period ended November 30, 1999 increased by 14.3% over the same period in 1998. This increase reflected the expansion of the customer base in the United States.

Gross profit for the second quarter of 1999 was $3,010,234 which is an increase of $258,983 (9.4%) over the second quarter of 1998. The year to date gross profit increased in 1999 by $516,000 (11.7%) over the same period in 1998. This was attributed to the increase in volume.

Selling expenses of $1,298,841 for the six months ended November 30, 1999 are in line with the same periods for 1998.

Administrative expenses of $877,409 for the six months ended November 30, 1999 were 13.3% lower than the six months ended November 30, 1998 due to lower occupancy costs associated with the consolidation of facilities that took place in January 1999.

Financial expenses for the six months ended November 30, 1999 were lower due to less financing of working capital requirements.

Income before income taxes increased by $488,769 over the prior year to $1,572,685 for the three months ended November 30, 1999. Year to date income before income taxes increased by $271,000 over same period 1998. This improvement reflected continued sales growth year to date through expanded penetration in the United States and a broadening of product selection.

As a result of the above factors, net income for the second quarter of 1999 has increased by 25.9%, to $818,818 and for the six-month period have increased by 27.4% to $1,261,717.

Liquidity and Capital Resources

The company had an unfavorable change in the use of cash of $4,613,209 for the six months ended November 30, 1999. The principal use of cash was traced to an increase in accounts receivable attributable to increased sales volume, and the seasonal fluctuation in sales. This was partially offset by a decrease in inventory, and an increase in accounts payable.

The Company received net proceeds from a public offering effective November 12, 1998 in the amount of $7,342,163. The Company believes that the proceeds of the initial public offering, coupled with income from operations will fulfill the Company's working capital needs for the following 2 years. It is the Company's intention to utilize a significant portion of the proceeds to aggressively seek synergistic acquisitions, although we have no understandings or agreements to acquire any companies at this time. The company also intends to support its business through increased marketing, advertising and distribution throughout North America. As the Company continues to grow, bank borrowings, other debt placements and equity offerings may be considered, in part, or in combination, as the situation warrants.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company completed an initial public offering of its Common Stock, no par value ("Common Stock") pursuant to a registration statement declared effective by the Securities and Exchange Commission on November 12, 1998, File No. 333-56661 ("Registration Statement").

         The following are the Company's expenses incurred in connection with the issuance and distribution of the Securities in the offering from the effective date of the Registration Statement to the ending date of the reporting period of this 10-Q.


         EXPENSE                                              AMOUNT
         -------                                              ------

         Underwriter's Discounts and Commission             $   836,573
         Financial Advisory Fee                             $    82,500
         Expenses Paid To or For Underwriters               $    35,950
         Other Expenses(1)                                  $   644,291
         Total Expenses                                     $ 1,599,314

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


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit 27 Financial Data Schedule.
         (b) There were no reports on Form 8-K filed during the quarter for which this report is filed.

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                       CURTIS INTERNATIONAL LTD.
January 13, 2000                       By: /s/ JACOB HERZOG
                                           ----------------------------
                                           Jacob Herzog
                                           Chairman, Treasurer,
                                           Secretary/Principal
                                           Accounting Officer



January 13, 2000                       By: /S/ AARON HERZOG
                                       ----------------------------
                                           Aaron Herzog
                                           President/Chief Executive
                                           Officer