Form 10-Q
period 2000-02-29
CURTIS INTERNATIONAL LTD
filed 2000-04-13
CIK 1063251

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended February 29, 2000 or

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 14, 2000, 5,373,145 Shares of Common Stock outstanding.

         Transitional Small Business Disclosure (check One):

 Yes  [  ]         No  [ X ]

                            CURTIS INTERNATIONAL LTD.

                                      INDEX

                                                                           PAGE

PART I - FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

         Interim Balance Sheet - February 29, 2000 and May 31, 1999......... 2

         Interim Statements  of  Income  - For the three and nine months ended February 29, 2000 and February 28, 1999...................... 3

         Interim Statements  of Cash  Flows - For the nine months
         ended February 29, 2000 and February 28, 1999...................... 4

         Interim Statements of Stockholders Equity For the nine months ended February 29, 2000............................................ 5

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


PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES...............................................11

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K....................................11

SIGNATURES...................................................................12

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


CURTIS INTERNATIONAL LIMITED
INTERIM BALANCE SHEETS As of February 29, 2000 and May 31, 1999 (Amounts expressed in US dollars) (Unaudited)

                                                            FEBRUARY 29,              MAY 31,
                                                               2000                   1999
                                                               ----                   ----
                                                           $                      $

ASSETS

CURRENT ASSETS

Cash                                                      4,125,511          4,613,209
Accounts receivable                                       6,699,791          4,108,487
Inventory                                                 3,023,199          4,997,296
Prepaid expenses and sundry assets                          139,531             58,752
                                                   ------------------------------------
                                                         13,988,032         13,777,744

PROPERTY, PLANT AND EQUIPMENT                               523,815            310,530

DEFERRED INCOME TAXES                                       496,823            575,672

                                                   ------------------------------------
                                                         15,008,670         14,663,946
                                                   ====================================


LIABILITIES

CURRENT LIABILITIES

Bank indebtedness                                                 -          1,685,323
Accounts payable                                          2,622,008          1,042,253
Income taxes payable                                        135,348          1,110,132
Advances from affiliated parties                            431,790            656,762
                                                   ------------------------------------
                                                          3,189,145          4,494,470
                                                   ------------------------------------

SHAREHOLDERS' EQUITY

CAPITAL STOCK                                             7,342,163          7,342,163
CUMULATIVE TRANSLATION ADJUSTMENT                           128,685            (47,062)
RETAINED EARNINGS                                         4,348,676          2,874,375
                                                   ------------------------------------
                                                         11,819,525         10,169,476
                                                   ------------------------------------
                                                         15,008,670         14,663,946
                                                   ====================================



CURTIS INTERNATIONAL LIMITED
INTERIM STATEMENTS OF INCOME
For the three and nine months ended
(Amounts expressed in US dollars)
(Unaudited)

                                         For the period ended February 29,
                                       three months            nine months
                                    2000         1999       2000         1999
                                     $            $          $            $

SALES                           7,175,725    7,886,132   36,213,846   33,297,447

Cost of sales                   5,884,869    6,460,808   30,001,929   27,467,029
                              --------------------------------------------------
GROSS PROFIT                    1,290,856    1,425,324    6,211,917    5,830,418
                              --------------------------------------------------
EXPENSES
Adminstrative                     581,272      524,169    1,458,681    1,536,694
Selling                           404,860      412,686    1,703,701    1,755,844
Financial                         (60,687)     160,044      374,090      558,742
                              --------------------------------------------------
                                  925,445    1,096,899    3,536,472    3,851,280
                              --------------------------------------------------

INCOME BEFORE INCOME TAXES        365,411      328,425    2,675,445    1,979,138

Income taxes                      152,827      131,375    1,201,144      791,661
                              --------------------------------------------------
NET INCOME                        212,584      197,050    1,474,301    1,187,477
                              --------------------------------------------------
NET INCOME PER WEIGHTED
AVERAGE COMMON SHARE                 0.04         0.04         0.27         0.27
                              --------------------------------------------------
WEIGHTED AVERAGE NUMBER OF

COMMON SHARES OUTSTANDING       5,373,145    5,343,833    5,373,145    4,331,166
                              --------------------------------------------------


CURTIS INTERNATIONAL LIMITED
INTERIM STATEMENTS OF CASH FLOWS
For the nine months ended
(Amounts expressed in US dollars)
(Unaudited)

                                                     February 29,   February 28,
                                                         2000          1999
                                                           $             $

Cash flows from operating activities:
Net income                                              1,474,301     1,187,477
                                                       ----------    ----------
Adjustments to reconcile net income to net cash
     provided by operating activities:
Amortization                                               65,674        30,144
Deferred Income taxes                                      86,510             0
Increase in accounts receivable                        (2,494,735)   (2,275,787)
Decrease in inventory                                   2,023,465     2,380,770
Increase in prepaid expenses and sundry assets            (78,816)      (87,223)
Increase in accounts payable and accrued expenses       1,609,065     1,194,149
Increase/(decrease) in income taxes payable              (978,628)      471,014
                                                       ----------    ----------

Total Adjustments                                         232,535     1,713,067
                                                       ----------    ----------

Net cash provided by operating activities               1,706,836     2,900,544
                                                       ----------    ----------

Cash flows from investing activities:
Purchases of property, plant and equipment               (271,429)      (54,219)
Payment of mortgage receivable                                  0        72,570
                                                       ----------    ----------
Net cash provided by (used in) investing activities      (271,429)       18,351
                                                       ----------    ----------

Cash flows from financing activities:
Proceeds from initial public offering                           0     7,127,248
Decrease in bank indebtedness                          (1,711,070)   (7,960,054)
Decrease in advances from affiliated parties              (99,977)      (49,454)
                                                       ----------    ----------
Net cash used in financing activities                  (1,811,047)     (882,260)
                                                       ----------    ----------

                                                       ----------    ----------
Effect of foreign currency exchange rate changes         (112,058)     (247,779)
                                                       ----------    ----------

Net increase/(decrease) in cash/cash equivalents         (487,698)    1,788,856
Cash and cash equivalents
  -Beginning of period                                  4,613,209     3,401,181
                                                       ----------    ----------
  -End of period                                        4,125,511     5,190,037
                                                       ==========    ==========

                                                       ----------    ----------
Interest paid (received), net                               1,149       324,094
                                                       ==========    ==========

                                                       ----------    ----------
Income taxes paid                                       1,816,156       121,063
                                                       ==========    ==========





CURTIS INTERNATIONAL LIMITED
INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
For the nine months ended February 29, 2000
(Amounts expressed in US dollars)
(Unaudited)

                                    Common
                                    Stock                                  Cumulative
                                  Number of                  Retained     Translation
                                    Shares        Amounts    Earnings     Adjustments   Total
                                                     $           $             $          $
                                 ---------------------------------------------------------------

Balance as of May 31, 1999         5,373,145     7,342,163    2,874,375    (47,062)   10,169,476
Foreign currency translation                                              (131,939)     (131,939)
Net income for the quarter                                      442,899                  442,899
                                 ---------------------------------------------------------------
Balance as of August 31, 1999      5,373,145     7,342,163    3,317,274   (179,001)   10,480,436
Foreign currency translation                                               130,028       130,028
Net income for the quarter                                      818,818                  818,818
                                 ---------------------------------------------------------------
Balance as of November 30, 1999    5,373,145     7,342,163    4,136,092    (48,973)   11,429,282
Foreign currency translation                                               177,658       177,658
Net income for the quarter                                      212,584                  212,584
                                 ---------------------------------------------------------------
Balance as of February 29, 2000    5,373,145     7,342,163    4,348,676    128,685    11,819,525
                                 ===============================================================


CURTIS INTERNATIONAL LIMITED.
Notes to Interim Financial Statements
February 29, 2000
(Amounts expressed in US dollars)
(Unaudited)

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

The following table sets forth, for the end of periods indicated, the exchange rate and average rate for the periods translating balance sheet, revenue and expense items:

Period Ending
                                        February 29,   February 28,
                                          2000          1999
Closing exchange rate at balance
    sheet date                           0.6888       0.6632
Average exchange rate for the period     0.6861       0.6592

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

2.         BANK INDEBTEDNESS

The bank indebtedness bears interest at the bank's prime lending rate relative to the currency in which the debt is incurred plus 0.50% per annum. As security, the company has provided a general assignment of accounts receivable, a general security agreement and an assignment of fire insurance on the business assets. The company's line of credit extends to $13,776,000 and is limited based on a formula which relates to accounts receivable, and inventory held by the company. The company has met all covenants imposed by the bank. As of February 29, 2000 the company was not indebted to the bank.

3.         CAPITAL STOCK

a)         Authorized

  15,000,000 shares of Common Stock
   1,000,000 shares of Preferred Stock

  Issued
                                           February 29,  May 31,
                                             2000         1999

  Common shares (5,373,145)                 7,342,163   7,342,163


b)         Stock Option Plan

The Board of Directors have adopted a stock option plan pursuant to which 400,000 shares of common stock are provided for issuance. As at February 29, 2000, 120,000 stock options were issued and outstanding.

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


General

         Curtis, develops, markets and distributes a broad range of consumer audio and telecommunication products. Its recent entry into the U.S. market has been highly successful. The Company's customers include mass merchandisers such as Bradlees, Dollar General, Bi- Way Stores and Family Dollar; drug store chains such as Rite-Aid, London Drugs, Thrifty Payless, Jean Coutu and Kerr Drugs; specialty marketers such as QVC, The Home Shopping Network, Shop at Home; consumer electronic retailers such as Future Shop Fry's and ABC Warehouse; and appliance and department stores such as Boscov. The Company sells its products in both the United States and Canada.

         Curtis International Ltd. was incorporated in the Province of Ontario on December 12, 1990. The Company's principal executive offices are located at 315 Attwell Drive, Toronto, Ontario M9W 5C1.


Results of Operations

Three and Nine Months Ended February 29, 2000 compared to the Three and Nine Months Ended February 28, 1999.

Sales for the three months ended February 29, 2000 were $7,176,000, a 9.1% decrease over the third quarter of 1999 sales of $7,886,000. Year to date revenue for the period ended February 29, 2000 increased by 8.8% over the same period in 1999. This increase reflected the expansion of the customer base in the United States.

Gross profit for the third quarter of 2000 was $1,291,000, which is a decrease of $134,000 (9.4%) over the third quarter of 1999. The year to date gross profit increased in fiscal 2000 by $381,000 (6.5%) over the same period in 1999. This was attributed to the increase in sales volume.

Administrative expenses of $1,459,000 for the nine months ended February 29, 2000 were 5.1% lower than the nine months ended February 28, 1999 due to lower occupancy costs associated with the consolidation of facilities that took place in January 1999.

Selling expenses of $1,704,000 for the nine months ended February 29, 2000 are in line with the same period for 1999.

Financial expenses for the nine months ended February 29, 2000 were lower due to less financing of working capital requirements.

Income before income taxes increased by $37,000 over the prior year to $365,000 for the three months ended February 29, 2000. Year to date income before income taxes increased by $696,000 over same period 1999. This improvement reflected continued sales growth year to date through expanded penetration in the United States and a broadening of product selection.

As a result of the above factors, net income for the third quarter of fiscal 2000 has increased by 7.9%, to $213,000 and for the nine-month period have increased by 24.2% to $1,474,000.

Liquidity and Capital Resources

The company had an unfavorable change in the use of cash of $488,000 for the nine months ended February 29, 2000. The principal uses of cash were traced an increase in accounts receivable attributable to the seasonal fluctuation in sales, and repayment of the company's line of credit. This was partially offset by a decrease in inventory, and an increase in accounts payable.

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






                                       CURTIS INTERNATIONAL LTD.
April 14, 2000                         By: /s/ JACOB HERZOG
                                           ----------------------------
                                           Jacob Herzog
                                           Chairman, Treasurer,
                                           Secretary/Principal
                                           Accounting Officer



April 14, 2000                         By: /s/ AARON HERZOG
                                           ----------------------------
                                           Aaron Herzog
                                           President/Chief Executive
                                           Officer