Form 10-K
period 2000-05-31
CURTIS INTERNATIONAL LTD
filed 2000-08-29
CIK 1063251

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2000

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                        Commission file number 000-24847

                            CURTIS INTERNATIONAL LTD.
             (Exact name of registrant as specified in its charter)


ONTARIO                                                              98-0154299
-------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

315 Attwell Drive
ETOBICOKE, ONTARIO                                                      M9W 5C1
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

      (416) 674-2123 (Registrant's telephone number, including area code)
      --------------

Securities registered pursuant to Section 12 (b) of the Exchange Act

TITLE OF EACH CLASS                         NAME OF EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------------------------------
None                                                                       None

          Securities registered pursuant to Section 12 (g) of the Act:
                           Common Stock, No Par Value
                           --------------------------
                                (Title of Class)

           Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

           Indicate by check mark if there is disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

           The aggregate market value of the voting stock held by non-affiliates of the issuer as of August 25, 2000 was $1,879,663.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

           Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

           The number of shares outstanding of the registrant's Common Stock, No Par Value, on August 25, 2000 was 5,373,145 shares.

           Documents incorporated by reference: None

                            CURTIS INTERNATIONAL LTD.
                         1999 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


                                     PART I

Item 1.    Business                                              1
Item 2.    Properties                                            7
Item 3.    Legal Proceedings                                     7
Item 4.    Submission of Matters to Vote of Security Holders     7

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
                Stockholder Matter                               8
Item 6.    Selected Financial Data                              10
Item 7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations               11
Item 7A.   Quantitative and Qualitative Disclosures
              About Market Risk                                 15
Item 8.    Financial Statements and Supplementary Data          15
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial
            Disclosures                                         15

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant   16
Item 11.   Executive Compensation                               18
Item 12.   Security Ownership of Certain Beneficial
               Owners and Management                            24
Item 13.   Certain Relationships and Related Transactions       25

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                              26

Signatures                                                      27

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

     The Company's customers include mass merchandisers such as Pic n Save, Consolidated Stores, Value City, Family Dollar, Bradlees, Dollar General and Bi-Way Stores; drug store chains such as Rite-Aid, London Drugs, Thrifty Payless, Jean Coutu and Kerr Drugs; specialty marketers such as QVC, the Home Shopping Network, Shop at Home, ValueVision and Amway; consumer electronic retailers such as Future Shop, Fry's and ABC Warehouse; and appliance and department stores such as Boscov. The Company has operated profitably and has recently undergone a period of rapid sales growth. In Fiscal 1999, the Company's sales increased by $3,303,144, or 8.4% to $42,612,206 from $39,309,062 in Fiscal
1999 and $27,471,613 in Fiscal 1998. The Company entered the United States market in 1996 and has since opened accounts with approximately 25 retail chains in the United States. The Company's sales in the United States were $28,487,773 in Fiscal 2000 as compared to $19,766,469 in Fiscal 1999 and $11,716,935 in Fiscal 1998, an increase of approximately 243% from Fiscal 1998 to Fiscal 2000. The Company believes there is an opportunity to continue to significantly increase its business in the United States through both its current customers and potential new customers.

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

GROWTH STRATEGY

      The Company plans to establish itself as a leading supplier of quality, value-priced consumer electronics products. The Company believes that its broad portfolio of products, superior design capabilities, flexible and low-cost sourcing and superior service offered both prior to and after-sale provide it with distinct competitive advantages. The Company plans to continue to grow its business using a strategy comprised of the following principal elements:

     - CONTINUE TO OFFER VALUE-PRICED, QUALITY PRODUCTS. The Company designs and markets products which are value-priced, yet fill a market void through their design and up-to-date style. The Company's packaging further distinguishes its products in the marketplace from those of its competitors. In addition to increasing its product offering (as described below), the Company plans to continue to offer its customers quality products at competitive prices.

     - EXPAND CUSTOMER BASE. The Company believes that it has significant opportunities to expand its customer base both in Canada and the United States. The Company intends to use its existing relationships in Canada with retailers such as Wal-Mart, Staples and Toys "R" Us, to penetrate the United States market in such retailers' stores. In addition, the Company continually seeks to expand its distribution channels through various means. For example, the Company's initial promotion with the Home Shopping Network proved extremely successful resulting in a growing relationship and numerous other major planned promotions. In addition, the Company will attempt to enter selected international markets in Mexico, South America and Central America in the year 2000. Management believes there are significant opportunities in such markets. To date, the Company has not entered such markets due to limited financial and human resources. With the increased growth of the middle class in such countries, the Company believes that there are significant opportunities in such markets. To gain entrance in such markets, the Company intends to hire additional sales representatives to focus on such markets and to utilize its contacts with existing customers who already have a presence in such areas.

     - EXPAND INTERNET OPERATIONS. The Company recently began selling its products over the internet through several auction sites, including Bid.com and Amazon.com, and is in the process of establishing its own web-site "www.buyrefurb.net" through which the Company will offer both its products as well as refurbished brand-name electronics products directly to the consumer. Through such internet operations, the Company intends to become the one stop destination for quality and value priced consumer electronics products.

     - INCREASE PENETRATION AND SALES TO EXISTING UNITED STATES CUSTOMERS. In the short period in which the Company has focused significant marketing efforts in the United States, it has established relationships with several major retailers. The Company plans to focus its efforts on broadening its product selection being sold by these retailers and substantially increasing the dollar volume of sales to these existing customers.

     - ACQUIRE AND LICENSE ADDITIONAL PRODUCTS. Discount retail chains and mass merchants limit the number of vendors with which they deal, preferring to deal with a limited number of vendors with a wide range of products. However, the Company has an extensive line of products and strives to fill substantially all of its customers' electronic requirements. The Company believes that there are a number of companies which have a superior niche type product, but have a limited line of consumer electronics products, which makes it difficult to sell their product to mass merchants and discount chain stores because of their reluctance to deal with a supplier with a limited number of products. By entering into arrangements with or acquiring these small companies, the Company can add to its already wide selection of consumer electronic products.

     - DEVELOP STRATEGIC ALLIANCES. The Company intends to develop strategic alliances with large discount chain stores and mass merchants. Management believes that many retailers whose primary business is not consumer electronics look for a strategic alliance with a vendor who has the experience, customer service and product selection to create a successful consumer electronics program in their stores. Development of strategic alliances whereby the Company provides these services in exchange for commitments to stock and sell the Company's products will assist the Company in the establishment of long-term relationships with such discount chain stores and mass merchants.

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


TVS                                       HOME AND PORTABLE AUDIO PRODUCTS
- Portable black and white TVs            - Home audio systems with single CD
- Portable combination TV/Audio products    Player
                                          - Home audio systems with CD changer
                                            systems

TELEPHONE PRODUCTS
- Corded and cordless telephones          - Portable AM/FM cassette systems
- "Feature" telephones                    - Portable CD systems with detachable
- Answering machines                        speakers
- Combination telephone/answering         - Portable CD stereo systems
     machines                             - Portable CD changer stereo systems
                                          - Personal CD players
-  Telephone clock radios                 - Personal cassette players
-  Caller ID systems                      - Personal sports electronics products
COMPUTER ACCESSORIES                        designed for use when exercising or
-  Ergonomically designed keyboards         traveling
-  Mouse attachments                      - Portable radios
                                          - Electronic clock radios
                                          - Electronic clock radios with
                                            CD players
                                          - Electronic clock radios with
                                            cassette players
                                          - Hand-held micro cassette recorders


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

     During Fiscal 2000 and Fiscal 1999, the Company's three largest independent manufacturers, which are located in China, supplied approximately 37% and 44% of the Company's total products, respectively. The Company changes suppliers from time to time as market conditions require. Substantially all of these suppliers assemble products with components that they purchase from third parties who manufacture these types of components. The Company has no agreement with the component suppliers. The Company believes that this is the standard method of operating and contracting for the manufacture of products in the consumer electronics industry. During production, the Company's employees coordinate with the independent manufacturers' facilities to monitor and facilitate timely manufacture and delivery of products produced to the Company's specifications.

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

BACKLOG

     From time-to-time, the Company has substantial orders from customers on hand. Management believes, however, that backlog is not a significant factor in its operations. As of August 25, 2000, the Company had a backlog of approximately $8,160,070. Backlog consists of purchase orders and commitments which are to be filled within the next two months. However, since orders and commitments may be rescheduled or canceled, management believes that backlog is an inconclusive indicator of future financial performance. Notwithstanding the foregoing, the ability of management to correctly anticipate and provide for inventory requirements is essential to the successful operation of the Company's business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Transactions."

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

EMPLOYEES

     As of July 31, 2000, the Company employs 60 persons, which include three senior executives, eight administrative personnel, and 48 full-time non-unionized hourly laborers. One of the Company's employees is located in Asia. The Company believes that its relationships with its employees are good. The Company is not party to any collective bargaining agreement, nor is the Company aware of any effort to organize employees of the Company into any union or similar organization.

     ITEM 2.         PROPERTIES

     The Company leases the following premises:

                                                                                                            CURRENT
      LOCATION                          ADDRESS                      EXPIRATION DATE       SQUARE FEET     ANNUAL RENT
-------------------     --------------------------------------     -----------------     -------------    -------------
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

           The Company also receives shipment of its products from its manufacturers at 4600 Witmer Industrial Estates, Niagara Falls, New York, an independently operated distribution center which ships the Company's products to certain of the Company's customers. The Company does not lease or own such facility but rather pays a usage charge for each case of product shipped to such location. The Company owns a condominium in Florida which it is seeking to sell.


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

                                                           COMMON STOCK
           FISCAL 2001                                   HIGH         LOW
           -----------                                   ----         ---
           First Quarter(through August 26, 2000)        1.31         0.91

           FISCAL 2000                                   HIGH         LOW
           -----------                                   ----         ---
           First Quarter                                 7.125        2.94
           Second Quarter                                2.69         1.53
           Third Quarter                                 3.22         1.56
           Fourth Quarter                                2.31         1.03

           FISCAL 1999                                   HIGH         LOW
           -----------                                   ----         ---
           Second Quarter (from November 13, 1998)       5.75         5.188
           Third Quarter                                 6.125        5.25
           Fourth Quarter                                6.25         5.50


           On August 25, 2000, the last sales price for the Common Stock as reported on the Nasdaq SmallCap was $1.03.

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

COMMON STOCK

           The Company is authorized to issue up to 15,000,000 of shares of Common Stock, no par value per share, of which as August 25, 2000, 5,373,145 shares of Common Stock are outstanding. All outstanding Shares of common stock are validly authorized and issued, fully paid, and non-assessable.

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

TRANSFER AGENT AND REGISTRAR

           The transfer agent and registrar for the Common Stock is Continental Stock Transfer & Trust Company.

ITEM 6.    SELECTED FINANCIAL DATA

           The following summary financial information for the fiscal years 2000, 1999 and 1998 have been derived from the audited financial statements of the Company (percent are percent of Net Sales)





INCOME STATEMENT DATA:
-------------------------------------------------------------------------------------------------------------
                                           YEAR ENDED MAY 31,
-------------------------------------------------------------------------------------------------------------
                                   2000           %        1999            %           1998               %
                                   ----           -        ----            -           ----               -
Net Sales                         $42,612,206     100%    $39,309,062       100%     $27,471,613         100%
-------------------------------------------------------------------------------------------------------------
Gross Margin....................    7,670,593      18       7,266,563        18        5,121,646          19
 Other Expenses.................    4,878,426      11       4,814,041        12        3,654,299          13

Income from continuing operations
                                    2,792,167       6       2,452,522         6        1,467,347           5
-------------------------------------------------------------------------------------------------------------
Net income                         $1,649,105       4      $1,343,757         3         $864,905           3
-------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share                $0.31                   $0.29                      $0.23
-------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA:


                                                             MAY 31,
                                                             -------
                                                     2000              1999
                                                     ----              ----
                                                 $14,079,208       $14,663,946
Total assets...............................
                                                   2,236,981         4,494,470
Total liabilities..........................
                                                  10,990,943         9,283,274
Working capital............................
                                                  $1,842,227       $10,169,476
Stockholders' equity.......................

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MAY 31, 2000 ("FISCAL 2000") COMPARED TO FISCAL YEAR ENDED MAY 31, 1999 ("FISCAL 1999").

           Sales for Fiscal 2000 were $42,612,206 a 8.4% increase over sales of $39,309,062 for Fiscal 1999. This increase was primarily due to an increase of 39.7% in sales in the United States partially offset by a decrease of 30.5% in sales in Canada. The decrease in Canada was specifically due to the withdrawal from the electronics category of one the Company's largest customers. The Company's strategy is to continue to increase sales in the United States while maximizing sales in Canada.

           As a result of the 8.4% increase in sales, cost of sales for Fiscal 2000 were $34,941,613 a 9.0% increase over cost of sales of $32,042,499 for Fiscal 1999.

           Gross profit margin for Fiscal 2000 was 18.0% of sales as compared to 18.5% in Fiscal 1999. Lower prices charged to customers who purchased items in large quantities or direct to customer shipments resulted in slightly lower per item margin. The Company expects that its increased buying power and broadened customer base will lead to a slight increase in gross profit in the future, although there can be no assurance thereof. Selling expenses decreased by $267,061 in Fiscal 2000 over Fiscal 1999 as a result of reduced travel and promotion costs. These expenses include salaries and commission, delivery charges and advertising and promotion. The Company expects to further increase its marketing efforts in the United States, but expects increased sales will offset such costs. As a percentage of sales, selling expenses decreased from 5.8% to 4.7% of sales as a result of fixed costs being amortized over a greater sales base. Administrative expenses of $2,256,847 in Fiscal 2000 were $612,022 higher than in Fiscal 1999. This increase was primarily due to higher warehouse payroll costs associated with increased sales volume, and increased depreciation related to the installation of a new management information system. The Company believes that it can continue to increase sales with only a minor increase in administrative expenses. Financial expenses decreased from $880,263 to $599,687 a 31.9% decrease which was the result of lower interest costs from $261,490, to a net revenue of $9,063 as a result of reduced borrowing, due to proceeds from the initial public offering. As a result of the Company's higher sales volume (8.4% increase), and increased amortization, total operating expenses increased from $4,814,041 in Fiscal 1999 to $4,878,426 (1.3%) in Fiscal 2000. The Company
expects sustained sales growth and increased marketing efforts coupled with stable costs will promote further increases in net income.

           Earnings before income taxes ("EBIT") increased by $339,645 to $2,792,167 (13.8%) for Fiscal 2000 versus Fiscal 1999. As a percentage of sales, EBIT for Fiscal 2000 was 6.6% compared to 6.2% in Fiscal 1999. As a result of the Company's increased income, the provision for income taxes increased from $1,108,765 to $1,143,062 in Fiscal 2000. Net income increased from $1,343,757 in
Fiscal 1999 to $1,649,105 in Fiscal 2000. This increase in income is directly a result of continued sales growth with stable selling costs. Management believes, although there can be no assurance, that the Company can continue this trend in the future.

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

           Gross profit margin for Fiscal 1999 was 18.5% of sales as compared to 18.6% in Fiscal 1998. Lower prices charged to customers who purchased items in large quantities were offset by the Company's increased purchasing power, which resulted in slightly lower per item costs. The Company expects that its increased buying power and broadened customer base will lead to a slight increase in gross profit in the future periods.

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

LIQUIDITY AND CAPITAL RESOURCES

           Historically, the Company has funded its operations from cash flow, its credit line with HSBC Bank of Canada ("HSBC"), which extends to $13,282,000, and advances from affiliates. As of May 31, 2000 the Company had net deposits of $1,393,547. The $1,393,547 represents short-term deposits maintained at the bank. The company was not using any of its line of credit as of May 31, 2000.

           The Company had an unfavorable change in the use of cash for operations of $3,219,662 for Fiscal 2000. The principle use of cash was an increase inventory. This was partially offset by a increase in accounts payable and accrued liabilities.

           The Company received net proceeds from its initial public offering in the amount of $7,342,083. The proceeds were primarily used to pay down the outstanding line of credit. The Company believes that the proceeds of the initial public offering, coupled with income from operations will fulfill the Company's working capital needs for the next two years. It is the Company's intention to utilize a significant portion of its financing to aggressively seek synergistic acquisitions. The Company also intends to support its business through increased marketing, advertising and distribution throughout North America. As the Company continues to grow, bank borrowing, other debt placements and equity offerings may be considered, in part, or in combination, as the situation warrants.



YEAR 2000 PREPARATION

           Many computer systems and software products worldwide and throughout all industries will not function properly as the year 2000 approaches unless changed, due to a once-common programming standard that represents years using two-digits. This is the "Year 2000 problem" that has received considerable media coverage. The Company has upgraded its management information systems and is Year 2000 compliant. Management of the Company does not believe that failure of the Company's vendors or other third-party providers' systems to be Year 2000 compliant will have a material adverse effect upon the Company.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE MARKET RISK

           Not Applicable.


ITEM 8.    FINANCIAL STATEMENTS

           The financial statements are included at the end of this Annual Report on Form 10-K at the pages included below.

                                                                    PAGE
Financial Statements:                                              NUMBER
                                                                   ------

Report of Independent Accountants...................................F - 1

Balance Sheets as at May 31, 2000 and 1998 .........................F - 2

Statements of Operations for the
           years ended May 31, 2000, 1999 and 1998..................F - 4

Statements of Cash Flows
     for the years ended May 31, 2000, 1999 and 1998................F - 5

Statements of Stockholders' Equity
     for the years ended May 31, 2000, 1999 and 1998................F - 7

Notes to Financial Statements.......................................F - 8


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

           The following table sets forth certain information concerning the Directors and Executive Officers of the Company:

        NAME         AGE               POSITION
        ----         ---               --------
Aaron Herzog         39       President, Chief Executive Officer and Director
Jacob Herzog         48       Chairman, Treasurer, Secretary and Director
Louis Drazin         64       Director
David Ben David      38       Director

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

COMMITTEES OF THE BOARD

           The Company's Board of Directors has an Audit Committee, comprised of Jacob Herzog, Louis Drazin and David Ben David, and a Compensation Committee, comprised of Aaron Herzog, Louis Drazin and David Ben David. Neither the Audit Committee nor the Compensation Committee met during the fiscal year ended May 31, 2000.


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


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

           To the knowledge of the Company, no officers, directors, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or any other person subject to Section 16 of the Exchange Act with respect to the Company, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, which ended May 31, 2000.

ITEM 11.   EXECUTIVE COMPENSATION

 The following table sets forth certain information regarding compensation paid by the Company during each of the last three fiscal years to the Company's Chief Executive Officer and to each of the Company's executive officers who earned in excess of $100,000.



                                          SUMMARY COMPENSATION TABLE

                                   ANNUAL COMPENSATION                 LONG TERM COMPENSATION
                                   -------------------                 ----------------------
                                                                                           SECURITIES
NAME AND                                                                                   UNDERLYING
PRINCIPAL POSITION                                                      OTHER ANNUAL        OPTIONS/      ALL OTHER
                                 YEAR     SALARY        BONUS          COMPENSATION(1)       SARS(#)     COMPENSATION
                                 ----     ------        -----          ---------------       -------     ------------
Aaron Herzog(2)                  2000     $175,000      $ 25,000         $    -0-            -0-      $   12,000
CEO and Director                 1999      175,000      $ 25,000              -0-            -0-          12,000
                                 1998       28,000          -0-            177,192           -0-            -0-
Jacob Herzog(3)                  2000     $175,000       $25,000          $   -0-            -0-      $   12,000
Chairman, Treasurer, Secretary   1999      175,000        25,000              -0-            -0-          12,000
and Director                     1998       34,000          -0-            177,192           -0-            -0-


(1) Represents compensation paid to corporations (AEG Trading limited and Worldwide Holdings Limited) controlled by such persons solely for providing the full time services of Messrs. Aaron and Jacob Herzog. See "Certain Transactions."

(2) In addition, Aaron Herzog's wife received annual compensation of $35,000 in each of the years 1998, 1999 and 2000 in her capacity as an administrative assistant at the Company. "All Other Compensation" for 2000 and 1999 includes a car allowance of $1,000 per month.

(3) In addition, Jacob Herzog's wife received annual compensation of $35,000 in each of the years 1998, 1999 and 2000 in her capacity as an administrative assistant at the Company. "All Other Compensation" for 2000 and 1999 includes a car allowance of $1,000 per month.

                        OPTION GRANTS IN LAST FISCAL YEAR

           The following table sets forth information concerning stock options granted to each of the executives named in the Summary Compensation Table for the fiscal year ending May 31, 2000:


                                                                                                    POTENTIAL REALIZABLE
                                                                                                    VALUE AT ASSUMED
                                                                                                    ANNUAL RATES OF STOCK
                                                                                                    PRICE APPRECIATION
                                                                                                    FOR OPTION TERM(1)
                                                                                                    ------------------
                                                   PERCENTAGE OF
                                                     TOTAL OF
                                   NUMBER OF      OPTIONS GRANTED
                                    SHARES         TO EMPLOYEES
                                  UNDERLYING         DURING           EXERCISE
                                   OPTIONS           FISCAL           PRICE PER        EXPIRATION
             NAME                  GRANTED            YEAR             SHARE             DATE              5%               10%
             ----                  -------            ----             -----             ----              --               ---
Aaron Herzog                       25,000             29.4%             $1.75           11/1/08         $10,625           $59,400

Jacob Herzog                       25,000             29.4%             $1.75           11/1/08         $10,625           $59,400

------------
(1) The amounts shown in these columns represent the potential realizable values using the options granted and the exercise price. The assumed rates of stock price appreciation are set by the Securities and Exchange Commission's executive compensation disclosure rules and are not intended to forecast appreciation of the Common Stock.


                          FISCAL YEAR-END OPTION VALUES

           To date, no options have been exercised by the executives named in the Summary Compensation Table. The following table sets forth certain information concerning the number of shares covered by both exercisable and unexercisable stock options as of May 31, 2000. Also reported are values of "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of the Company's Common Stock as of May 31, 2000.


                   NUMBER OF SHARES SUBJECT TO UNEXERCISED OPTIONS AT    VALUE OF IN-THE-MONEY OPTIONS AT FISCAL YEAR
                                     FISCAL YEAR-END                                        END(1)

NAME                   EXERCISABLE                  UNEXERCISABLE             EXERCISABLE             UNEXERCISABLE
----                   -----------                  -------------             -----------             -------------
Aaron Herzog              25,000                       25,000                   $  -0-                   $ -0-

Jacob Herzog              25,000                       25,000                   $  -0-                   $  -0-

-------------

(1) Based on the closing bid price of the Company's Common Stock of $1.25 per share on May 31, 2000.

EMPLOYMENT AGREEMENTS

           Effective June 1, 1998, the Company entered into two year employment agreements with each of Aaron Herzog and Jacob Herzog. Such employment agreements provide for annual salaries of $175,000 with an annual bonus of $25,000 provided the Company meets certain performance criteria. In addition, each is entitled to a $1,000 per month car allowance. The company is currently negotiating the extension of such agreements.

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

           The exercise price of an option may not be less than the fair market value per share of Common Stock on the date that the option is granted in order to receive certain tax benefits under the Income Tax Act of Canada (the "ITA"). The ITA requires that the exercise price of all future options will be at least 85% of the fair market value of the Common Stock on the date of grant of the options. A benefit equal to the amount by which the fair market value of the shares at the time the employee acquires them exceeds the total of the amount paid for the shares or the amount paid for the right to acquire the shares shall be deemed to be received by the employee in the year the shares are acquired pursuant to paragraph 7(1) of the ITA. Where the exercise price of the option is equal to the fair market value of the shares at the time the option is granted, paragraph 110(1)(d) of the ITA allows a deduction from income equal to one quarter of the benefit as calculated above. If the exercise price of the option is less than the fair market value at the time it is granted, no deduction under paragraph 110(1)(d) is permitted. Options granted to any non-employees, whether directors or consultants or otherwise will confer a tax benefit in contemplation of the person becoming a stockholder pursuant to subsection 15(1) of the ITA. The Company, however, has agreed not to grant any options under the Plan at less than 100% of the fair market value of the Common Stock. Additionally, the Company has agreed to limit the amount of options granted pursuant to the Plan to Aaron Herzog and Jacob Herzog to an aggregate of 100,000 options, all of which options have been granted and vest over a two-year period but are not exercisable for at least six months from November 12, 1998.

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

           The Plan may be terminated or amended at any time by the Board of Directors, except that the number of shares of Common Stock reserved for issuance upon the exercise of options granted under the Plan may not be increased without the consent of the stockholders of the Company. As of May 31, 2000, the Company issued an aggregate of 155,000 options pursuant to the Plan.

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

                           CORPORATE PERFORMANCE GRAPH

           The following graph shows a comparison of cumulative total stockholder return from the Company's initial public offering on November 12, 1998 through May 31, 2000 for the Company, the Nasdaq Stock Market - U.S. Index ("Nasdaq U.S.") and the Nasdaq Non-Financial Index ("Nasdaq Non-Financial").


Graphic Omitted

                                                               NASDAQ
                      CURTIS              NASDAQ U.S.       NON-FINANCIAL
                      ------              -----------       -------------

  November 12, 1998    100                 100                  100
  February 1999        107                 124                  133
  May 1999             114                 126                  136
  August 1999           56                 154                  149
  November 1999         33                 191                  181
  February 2000         39                 277                  253
  May 2000              24                 196                  183






















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

NAME AND ADDRESS OF
BENEFICIAL OWNER(1)                          NUMBER               PERCENTAGE
-------------------                          ------               ----------
Aaron Herzog(2)(4)                            1,799,000             32.9%
Jacob Herzog(3)(4)                            1,799,000             32.9%
Louis Drazin(5)                                  12,500                *
David Ben David(6)                               12,500                *
All Executive Officers and Directors
as a Group (4 persons) (2)-(6)                3,623,000             66.5%
---------
*less than one percent

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities and includes Shares of Common Stock issuable upon conversion of outstanding preferred stock, or subject to options, or warrants exercisable or convertible within 60 days.

(2) Consists of: (i) 1,689,208 shares of Common Stock owned directly by Aaron Herzog; (ii) 84,792 shares of Common Stock owned by the A&E Herzog Family Trust of which Aaron Herzog and Evelyn Fisher Herzog are the Trustees; and (iii) 25,000 shares of common stock issuable upon the exercise options granted under the Company's Stock Option plan.

(3) Consists of: (i) 1,663,882 shares of Common Stock owned by Jacob Herzog;
(ii) 110,118 shares of Common Stock owned by the Herzog Family Trust of which Jacob Herzog, Beatrice Herzog and Aaron Grubner are the Trustees; and (iii) 25,000 shares of common stock issuable upon the exercise of options granted under the Company's Stock Option plan.

(4) Aaron and Jacob Herzog are parties to a voting trust agreement which provides that they will vote their shares together.

(5) Consists of 12,500 shares of common stock issuable upon the exercise of options granted under the Company's Stock Option Plan.

(6) Consists of 12,500 shares of common stock issuable upon the exercise of options granted under the Company's Stock Option Plan.

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

           During Fiscal 1998 and Fiscal 1997, the Company paid an aggregate of $354,384 and $427,925, respectively, to companies controlled by Aaron Herzog and Jacob Herzog. These fees were in consideration solely for such companies providing the Company with the services of Messrs. Aaron and Jacob Herzog. See "Management--Executive Compensation."

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

           The Company has secured a line of credit facility with Canadian Imperial Bank of Commerce bank, which bears interest at the bank's prime lending rate plus 0.50% per annum. As security, the Company has provided a general assignment of accounts receivable, a general security agreement and an assignment of fire insurance on the business assets, with personal guarantees by Aaron Herzog and Jacob Herzog and companies they control. The Company's line of credit extends to $13,282,000.

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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)        Financial Statements.
           Report of Independent Accountants                          F-1
           Balance Sheets as at May 31, 1999 and 1998                 F-2
           Statements of Operations
               for the years ended May 31, 1999, 1998 and 1997        F-4
           Statements of Cash Flows
               for the years ended May 31, 1999, 1998 and 1997        F-5
           Statements of Stockholders' Equity
               for the years ended May 31, 1999, 1998 and 1997        F-7
           Notes to Financial Statements                              F-8

(b)Reports on Form 8-K.

None.

(c)Exhibits.

**3.1      Bylaws of Registrant
**3.2      Articles of Amalgamation dated January 23, 1998
**3.3      Articles of Amalgamation dated May 29, 1998
**4.3      Specimen Common Stock Certificate
**10.2     1998 Stock Option Plan
**10.4     Employment Agreement with Aaron Herzog
**10.5     Employment Agreement with Jacob Herzog
**10.6     Credit Facility with Canadian Imperial Bank of Commerce
**10.7     Promissory note dated July 15, 1998
**10.8     Promissory notes dated June 1, 1998
  *23.2    Financial Data Schedule
--------------------------------------------------------------------------------

 * Filed herewith.
** Incorporated by reference to Curtis International Ltd. Registration
   Statement No. 333-56661.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CURTIS INTERNATIONAL LTD.

                                 By:  /S/ AARON HERZOG
                                      -----------------------------------
                                      Aaron Herzog
                                      President and Chief Executive Officer

                              Dated:  August 29, 2000

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

                                  By:  /S/ AARON HERZOG
                                      -------------------------------------
                                      Aaron Herzog
                                      President and Chief Executive Officer

                                      Date: August 29, 2000

                                  By: /S/ JACOB HERZOG
                                      -----------------------------------------
                                      Jacob Herzog
                                      Chairman, Principal Accounting Officer
                                      Treasurer and Secretary

                                      Date: August 29, 2000


                                  By: _____________________________
                                      Louis Drazin
                                      Director

                                      Date: August 29, 2000

                                  By:  /S/ DAVID BEN DAVID
                                       ---------------------------------------
                                       David Ben David
                                       Director

                                      Date: August 29, 2000

                            CURTIS INTERNATIONAL LTD.

                              FINANCIAL STATEMENTS

                           AS OF MAY 31, 2000 AND 1999

                         TOGETHER WITH AUDITORS' REPORT

                            CURTIS INTERNATIONAL LTD.

                              FINANCIAL STATEMENTS

                           AS OF MAY 31, 2000 AND 1999

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

        Notes to Financial Statements                         F - 8 to F - 19

                         REPORT OF INDEPENDENT AUDITORS


        To the Board of Directors and Stockholders of Curtis International Ltd.


        We have audited the accompanying balance sheets of Curtis International Ltd. (incorporated in Canada) as of May 31, 2000, and 1999 and the related statements of income, cash flows and changes in stockholders' equity for each of the years ended May 31, 2000, 1999 and 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Curtis International Ltd. as of May 31, 2000, and 1999 and the results of its operations and its cash flows for each of the years ended May 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles in the United States of America.





        Toronto, Ontario
        August 13, 2000

                                                Schwartz Levitsky Feldman llp
                                                        Chartered Accountants



CURTIS INTERNATIONAL LTD.
BALANCE SHEETS
AS AT MAY 31
(AMOUNTS EXPRESSED IN US DOLLARS)
                                                           2000             1999
                                                           ----             ----

                                                             $                $
                                     ASSETS
        CURRENT ASSETS

             Cash                                       1,393,547         4,613,209
             Accounts receivable (notes 3 & 6)          4,444,740         4,108,487
             Inventory (notes 4 & 6)                    7,283,553         4,997,296
             Prepaid expenses and sundry assets           106,084            58,752
                                                       ----------        ----------

                                                       13,227,924        13,777,744

        PROPERTY, PLANT AND EQUIPMENT (note 5)            428,631           310,530

        DEFERRED INCOME TAXES (note 9)                    422,653          575,672
                                                       ----------        ----------






           TOTAL ASSETS                               14,079,208        14,663,946
                                                      ==========        ==========








CURTIS INTERNATIONAL LTD.
BALANCE SHEETS
AS AT MAY 31
(AMOUNTS EXPRESSED IN US DOLLARS)
                                                         2000              1999
                                                         ----              ----

                                                           $                 $
                                   LIABILITIES
        CURRENT LIABILITIES

             Bank indebtedness (note 6)                     -            1,685,323
             Accounts payable (note 7)                 2,131,049         1,042,253
             Income taxes payable                         19,865         1,110,132
             Advances from affiliated parties (note 8)    86,067           656,762
                                                     -----------        ----------


        TOTAL LIABILITIES                              2,236,981         4,494,470
                                                     -----------        ----------

                              SHAREHOLDERS' EQUITY

        CAPITAL STOCK (note 9)                         7,342,163         7,342,163

        CUMULATIVE TRANSLATION ADJUSTMENT                (23,416)          (47,062)

        RETAINED EARNINGS                              4,523,480         2,874,375
                                                     -----------        ----------

        SHAREHOLDERS' EQUITY                          11,842,227        10,169,476
                                                     -----------        ----------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    14,079,208        14,663,946
                                                      ==========        ==========




















   The accompanying notes are an integral part of these financial statements.


CURTIS INTERNATIONAL LTD.
STATEMENTS OF INCOME
FOR THE YEARS ENDED MAY 31
(AMOUNTS EXPRESSED IN US DOLLARS)
                                                       2000              1999              1998
                                                       ----              ----              ----
                                                         $                 $                 $

        SALES (note 16)                            42,612,206        39,309,062        27,471,613

             Cost of sales                         34,941,613        32,042,499        22,349,967
                                                   ----------         ---------         ---------

        GROSS PROFIT                                7,670,593         7,266,563         5,121,646
                                                    ---------         ---------         ---------
        EXPENSES

             Administrative                         2,256,847         1,644,825         1,758,313
             Selling                                2,021,892         2,288,953         1,265,906
             Financial                                599,687           880,263           474,154
             Lease cancellation fee                        -                 -            155,926
                                                    ---------         ---------         ---------

                                                    4,878,426         4,814,041         3,654,299
                                                    ---------         ---------         ---------

        INCOME BEFORE INCOME TAXES                  2,792,167         2,452,522         1,467,347

             Income taxes (note 12)                 1,143,062         1,108,765           602,442
                                                    ---------         ---------         ---------


        NET INCOME                                  1,649,105         1,343,757           864,905
                                                    =========         =========         =========

        NET INCOME PER WEIGHTED
             AVERAGE SHARE (note 11)                     0.31              0.29              0.23
                                                    =========         =========         =========
        WEIGHTED AVERAGE NUMBER OF
             COMMON SHARES OUTSTANDING
             (note 9)                               5,373,145         4,591,692         3,700,000
                                                    =========         =========         =========









   The accompanying notes are an integral part of these financial statements.


CURTIS INTERNATIONAL LTD.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31
(AMOUNTS EXPRESSED IN US DOLLARS)
                                                                        2000              1999              1998
                                                                        ----              ----              ----

                                                                          $                 $                 $
        Cash flows from operating activities:
             Net income                                              1,649,105         1,343,757           864,905
             Adjustments to reconcile net income to net cash
                 provided by (used in) operating activities:
                 Amortization                                          162,634            51,586            17,172
                 Increase in accounts receivable                      (432,547)          (15,740)       (2,446,164)
                 Decrease (increase) in inventory                   (2,446,406)          566,982        (4,734,388)
                 Decrease in income taxes recoverable                        -                -             11,419
                 Increase in prepaid expenses and
                   sundry assets                                       (49,683)          (48,942)             (524)
                 Increase (decrease) in accounts payable and
                  accrued expenses                                   1,136,222        (1,163,492)          749,617
                 Increase (decrease) in income taxes payable        (1,091,319)          601,476           551,772
                 Increase (decrease) in deferred income taxes          153,019          (562,180)                -
                                                                     ---------         ---------           -------

             Net cash generated by operating activities               (918,974)          773,447        (4,986,191)
                                                                      ---------         ---------           -------


        Cash flows from investing activities:

             Purchases of property, plant and equipment               (290,136)         (188,612)          (35,730)
             Payment of mortgage receivable                                -             (72,929)           (3,389)
                                                                     ---------         ---------           -------


             Net cash used in investing activities                   (290,136)          (261,541)          (39,119)
                                                                     ---------         ---------           -------








   The accompanying notes are an integral part of these financial statements.


CURTIS INTERNATIONAL LTD.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31
(AMOUNTS EXPRESSED IN US DOLLARS)
                                                                                      2000              1999              1998
                                                                                      ----              ----              ----
                                                                                       $                 $                 $
        Cash flows from financing activity:
             Increase (decrease) in bank indebtedness                             (1,687,608)       (6,780,298)         7,504,507
             Increase (decrease) in advances from affiliated
                  parties                                                           (288,354)          (58,781)           (92,517)
             Deferred issuance costs                                                      -              86,724           (92,779)
             Redemption of Class B share                                                  -                   -                (1)
             Issuance of common stock, net                                                -           7,342,083                -
                                                                                  -----------         ---------         ---------

                                                                                  (1,975,962)           589,728         7,319,210
                                                                                  -----------         ---------         ---------

        Effect of foreign currency exchange rate changes                             (34,590)           110,394          (144,261)
                                                                                  -----------         ---------         ---------

        Net increase (decrease) in cash and cash equivalents                      (3,219,662)         1,212,028         2,149,639

        Cash and cash equivalents
             -  Beginning of year                                                   4,613,209         3,401,181         1,251,542
                                                                                  -----------         ---------         ---------


             -  End of year                                                         1,393,547         4,613,209         3,401,181
                                                                                  ===========         =========         =========


        Interest paid                                                                   7,838           255,357           408,649
                                                                                  ===========         =========         =========


        Income taxes paid                                                           1,887,677           490,765            50,670
                                                                                  ===========         =========         =========









   The accompanying notes are an integral part of these financial statements.

CURTIS INTERNATIONAL LTD.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MAY 31
(AMOUNTS EXPRESSED IN US DOLLARS)
                                                                     COMMON
                                                                      STOCK                                            CUMULATIVE
                                                                  NUMBER OF                            RETAINED       TRANSLATION
                                                                     SHARES           AMOUNTS          EARNINGS       ADJUSTMENTS
                                                            ---------------   ---------------   ---------------   ---------------
                                                                                        $                 $                 $
        Balance as of May 31, 1997                                3,700,000                80           665,713          (14,541)

        Foreign currency translation                                     -                 -                 -           (79,449)

        Net income for the year                                          -                 -            864,905                -

                                                                -----------       -----------        ----------         ------------

        Balance as of May 31, 1998                                3,700,000                80         1,530,618          (93,990)

        Foreign currency translation                                     -                 -                 -             46,928

        Issuance of capital stock                                 1,673,145         7,342,083                -                 -

        Net income for the year                                          -                 -          1,343,757                -

                                                                -----------       -----------        ----------         ------------
        Balance as of May 31, 1999                                5,373,145         7,342,163         2,874,375          (47,062)

        Foreign currency translation                                    -                  -                 -            23,646

        Net income for the year                                         -                  -          1,649,105                -
                                                                -----------       -----------        ----------         ------------

        Balance as of May 31, 2000                                5,373,145         7,342,163         4,523,480          (23,416)
                                                                ===========       ===========        ==========         ===========










   The accompanying notes are an integral part of these financial statements.

CURTIS INTERNATIONAL LTD.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2000, 1999 AND 1998
(AMOUNTS EXPRESSED IN US DOLLARS)




        1.   BASIS OF PRESENTATION

             On January 26, 1998, Curtis International Ltd. amalgamated with Unique Investments Ltd. and AEG Trading Ltd. to form Curtis International Ltd. On May 31, 1998, the company amalgamated with Worldwide Holdings Ltd. to form Curtis International Ltd. At the time of the amalgamations the only assets of the holding companies were shares of Curtis International Ltd. These financial statements reflect the operations of Curtis International Ltd. for each of the years ended May 31, 2000, 1999 and 1998.


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

CURTIS INTERNATIONAL LTD.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2000, 1999 AND 1998
(AMOUNTS EXPRESSED IN US DOLLARS)




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

             viii)Accounting Changes

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

                  In June 1998 SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities" was issued, to be effective for fiscal quarters and fiscal years beginning after June 15, 2000. The Company does not have any derivative instruments or hedging activities therefore, the Company believes that SFAS No. 133 will have no material impact on the Company's financial statements or notes thereto.

CURTIS INTERNATIONAL LTD.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2000, 1999 AND 1998
 (AMOUNTS EXPRESSED IN US DOLLARS)




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


        3.   ACCOUNTS RECEIVABLE
                                                        2000           1999
                                                        ----           ----
                                                          $              $
             Accounts receivable                      5,447,076      4,981,727
             Less: Allowance for doubtful accounts    1,002,336        873,240
                                                      ---------        -------

             Accounts receivable, net                 4,444,740      4,108,487
                                                      =========      =========

CURTIS INTERNATIONAL LTD.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2000, 1999 AND 1998
(AMOUNTS EXPRESSED IN US DOLLARS)




        4.   INVENTORY

             Inventory is comprised entirely of finished goods.


        5.   PROPERTY, PLANT AND EQUIPMENT

                                                             2000                                      1999
                                     ---------------------------------------------------        ---------------
                                                              ACCUMULATED
                                              COST           AMORTIZATION          NET               NET
                                         ---------------     ---------------   ---------------   ---------------
                                               $                   $                 $                 $
             Land                             28,951               -              28,951            29,574
             Condominium                     115,804            36,952            78,852            84,787
             Furniture and
                  equipment                  232,541            80,385           152,155           101,136
             Automobile                       33,253            31,624             1,629             2,378
             Computer equipment              121,501            59,997            61,504            56,981
             Leasehold
                  improvements                71,871            44,665            27,206            35,674
             Computer Software               156,668            78,334            78,334                 -
                                             -------            ------            ------           -------

                                             760,588           331,958           428,631           310,530
                                             =======           =======           =======           =======



             Amortization for the year amounted to $162,634; ($51,586 in 1999 and $17,172 in 1998).


        6.   BANK INDEBTEDNESS

             The bank indebtedness bears interest at the bank's prime lending rate plus 0.50% per annum. As security, the company has provided a general assignment of accounts receivable, a general security agreement and an assignment of fire insurance on the business assets, guarantees by the directors and affiliated companies, and assignment of life insurance totalling $1,325,000. The company's line of credit extends to $13,282,000 and is limited based on a formula which relates to receivables and inventory held by the company as at May 31, 2000. The company met all covenants imposed by the bank.

CURTIS INTERNATIONAL LTD.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2000, 1999 AND 1998
 (AMOUNTS EXPRESSED IN US DOLLARS)




        7.   ACCOUNTS PAYABLE
                                                    2000              1999
                                                    ----              ----
                                                      $                 $

             Trade payables                        664,887           318,069
             Accrued expenses                    1,466,162           724,184
                                                 ---------           -------
                                                 2,131,049         1,042,253
                                                 =========         =========



        8.   ADVANCES FROM AFFILIATED PARTIES

             The advances from affiliated parties are non interest bearing, due on demand, and have no specific repayment terms.


        9.   CAPITAL STOCK

             a) Authorized

                     1,000,000   Preference shares
                    15,000,000   Common shares

                Issued
                                                              2000       1999
                                                              ----       ----
                                                               $          $

               5,373,145 Common shares (5,373,145 in 1999) 7,342,163  7,342,163
                                                          ==========  ==========

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

CURTIS INTERNATIONAL LTD.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2000, 1999 AND 1998
(AMOUNTS EXPRESSED IN US DOLLARS)




        9.   CAPITAL STOCK   (cont'd)

             b) During 1998, the company issued 1,673,145 common shares and 165,000 warrants as follows:

                  Proceeds received from issuance                                $   8,365,725

                  Issue costs (net of deferred income taxes of $575,672)             1,023,642
                                                                                 -------------

                  Net proceeds                                                   $   7,342,083
                                                                                 =============

                  Net proceeds include the non-cash items of deferred issue costs and deferred income tax recoverable.

                  As at May 31, 2000, the company had 165,000 warrants outstanding to purchase 165,000 shares of the common stock at $8.25 per share. The warrants expire in 2003.

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

                  The Board has granted 155,000 Options to date under the Plan to 6 persons, including officers, directors and key employees. The options are exercisable at $1.75 to $5.50 per share

CURTIS INTERNATIONAL LTD.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2000, 1999 AND 1998
(AMOUNTS EXPRESSED IN US DOLLARS)




             9.   CAPITAL STOCK (cont'd)

                  A summary of the status of the Company's Stock Option as of May 31, 2000 and 1999,and changes during the years ending on those dates is presented below:


                                                                  Number of     Weighted Avg.     Number of     Weighted Avg.
                                                                    Options    Exercise Price       Options    Exercise Price
                                                                    -------    --------------       -------    --------------

                  Outstanding at beginning of year                   70,000         $5.14              -                -

                  Granted                                            85,000          1.81            70,000          $5.14
                  Exercised                                            -              -               -                 -
                  Cancelled/Expired                                    -              -               -                 -
                                                                    -------           ----           ------           ----


                  Outstanding at end of year                        155,000           3.31           70,000           5.14
                                                                    -------           ----           ------           ----

                  Options exercisable at end of year                 82,500                          17,500
                                                                    -------           ----           ------           ----

                  Options available for issuance                    245,000                         330,000
                                                                    -------           ----          -------            ----



                  Pro-forma information regarding net income and earnings per share is required by FAS No. 123 "Accounting for Stock based Compensation" and has been determined as if the company had accounted for its employee stock options based on fair values at the grant date for options granted under the 1998 Plan. The company's pro-forma information for the year ended May 31, 2000 would have been as follows:


                                                                                     AS REPORTED       PRO-FORMA
                                                                                    ---------------   ----------

                  Income from continuing operations                                   $1,649,105       $1,609,285
                  Basic and diluted EPS from continuing operations                       0.31            0.30

                  The fair value of each option grant used for purposes of estimating the pro-forma amounts summarized above is based on the grant date using the Black-Sholes option pricing model.

CURTIS INTERNATIONAL LTD.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2000, 1999 AND 1998
 (AMOUNTS EXPRESSED IN US DOLLARS)




        10.  COMPREHENSIVE INCOME

             The company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" as of June 1, 1998 which requires new standards for reporting and display of comprehensive income and its components in the financial statements. However, it does not affect net income or total stockholders' equity. The components of comprehensive income are as follows:



                                                                                2000              1999              1998

                                                                                $                  $                 $

             Net income                                                       1,649,105         1,343,757          864,905
             Other comprehensive income (loss):
                  Foreign currency translation adjustments                       23,646            46,928          (79,449)
                                                                              ---------         ---------           -------

             Comprehensive income                                             1,672,751         1,390,685          785,456
                                                                              =========         =========          =======


             The components of accumulated other comprehensive income (loss) are as follows:

             Accumulated other comprehensive loss, May 31, 1997                                                 $  (14,541)

             Foreign currency translation adjustments for the year ended
                  May 31, 1998                                                                                    ( 79,449)
                                                                                                                  --------


             Accumulated other comprehensive loss, May 31, 1998                                                    (93,990)

             Foreign currency translation adjustments for the year ended
                  May 31, 1999                                                                                       46,928
                                                                                                                  --------


             Accumulated other comprehensive loss, May 31, 1999                                                    (47,062)

             Foreign currency translation adjustments for the year ended
                  May 31, 2000                                                                                       23,646
                                                                                                                  --------


             Accumulated other comprehensive loss May 31, 2000                                                     (23,416)
                                                      === ====                                                     =======


             The foreign currency translation adjustments are not currently adjusted for income taxes since the company is situated in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars which is done only for the convenience of the reader as disclosed in note 2(x).

CURTIS INTERNATIONAL LTD.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2000, 1999 AND 1998
(AMOUNTS EXPRESSED IN US DOLLARS)




        11.  EARNINGS PER COMMON SHARE

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


        12.  INCOME TAXES


                                                               2000          1999        1998
                                                               ----          ----        ----
                                                                 $             $         $

             a)   Current                                     1,143,062     1,108,765   602,442
                                                              =========     =========   =======


             b)   Current income taxes consist of:
                  Amount calculated at basic Federal and
                        Provincial rates                      1,256,470     1,079,110   611,490
                  Permanent and other differences              (113,408)       29,655        -
                  Timing differences                                             -      (9,048)
                                                              ---------     ---------   -------

                                                              1,143,062     1,108,765   602,442
                                                              =========     =========   =======


CURTIS INTERNATIONAL LTD.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2000, 1999 AND 1998
 (AMOUNTS EXPRESSED IN US DOLLARS)




        13.  LEASE COMMITMENT

             Minimum annual payments under the company's operating leases for premises, exclusive of certain operating costs for which the company is responsible is $151,630. The lease expires May 31, 2002.


        14.  TRANSACTIONS WITH AFFILIATED COMPANIES

                                                       2000      1999      1998
                                                       ----      ----      ----
                                                         $         $         $

             Management fees                              -        -    354,384
             Rent expense                                 -        -     66,154
             Occupancy costs                              -        -     51,114
             Interest paid to affiliated companies    8,032    56,010        -


        15.  CONTINGENT LIABILITIES

             The company's products are purchased overseas. The payment arrangement is done through a letter of credit. Once the product leaves the country of origin, the liability is recognized by the Company and results in an accepted letter of credit. The company was contingently liable to the bank for unaccepted letters of credit of approximately $8,697,376 as at May 31, 2000.

CURTIS INTERNATIONAL LTD.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2000, 1999 AND 1998
 (AMOUNTS EXPRESSED IN US DOLLARS)




        16.  SEGMENTED INFORMATION



             a)   Sales to Major Customers
                                                                                      2000              1999              1998
                                                                                      ----              ----              ----

                                                                                       $                 $                 $

                  Combined sales of top five customers                             16,604,779        27,384,141        17,350,197
                                                                                   ==========        ==========        ==========



                  Percentage of total sales                                               39%               70%               63%
                  Accounts receivable due from major customers                      2,507,834         3,016,080         2,814,165
                 Percentage of total accounts receivable                                  56%               73%               69%

                  Ongoing credit evaluations of each customer's financial condition are performed and, generally, no collateral is required. The company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.


             b)   Sales by Geographic Area
                                                                                      2000              1999              1998

                                                                                       $                 $                 $

                  Canada                                                           14,124,434        19,260,580        15,754,678
                  United States of America                                         28,487,772        19,762,638        11,716,935
                                                                                   ----------        ----------        ----------

                                                                                   42,612,206        39,023,218        27,471,613
                                                                                   ==========        ==========        ==========


CURTIS INTERNATIONAL LTD.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2000, 1999 AND 1998
 (AMOUNTS EXPRESSED IN US DOLLARS)




        16.  SEGMENTED INFORMATION   (cont'd)

             c)   Net Income by Geographic Area

                  The company's accounting records do not readily provide information on net income by geographic area. Management is of the opinion that the proportion of net income based principally on sales, presented below, would fairly present the results of operations by geographic area.

                                                  2000          1999      1998
                                                  ----          ----      ----
                                                    $             $         $

                  Canada                       546,620       663,234   495,782
                  United States of America   1,102,485       680,523   369,123
                                             ---------       -------   -------

                                             1,649,105     1,343,757   864,905
                                             =========     =========   =======
             d)   Identifiable Assets by Geographic Area

                  All identifiable assets were located in Canada for 2000, 1999, and 1998.

             e)   Purchases From Major Suppliers

                                                                 2000          1999       1998
                                                                     $             $          $

                  Purchases from major suppliers             12,060,419    13,740,209  3,754,794
                  Percentage of total purchases                     32%           44%        17%
                  Accounts payable due to major suppliers       306,724       292,118    368,141
                  Percentage of total accounts payable              14%           28%        16%


        17.  UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

             The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.