Form 10-Q
period 2000-08-31
CURTIS INTERNATIONAL LTD
filed 2000-10-16
CIK 1063251

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended August 31, 2000 or

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: October 16, 2000, 5,277,745 Shares of Common Stock outstanding.

         Transitional Small Business Disclosure (check One):

 Yes  [  ]         No  [ X ]

                            CURTIS INTERNATIONAL LTD.

                                      INDEX

                                                                           PAGE

PART I - FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

         Interim Balance Sheet - August 31, 2000 and May 31, 2000............ 3

         Interim Statements  of  Income  - For the three months
         ended August 31, 2000 and 1999...................................... 4

         Interim Statements  of Cash  Flows - For the three months
         ended August 31, 2000 and 1999...................................... 5

         Interim Statements of Stockholders Equity For the three months ended August 31, 2000............................................... 6

         Notes to Interim Financial Statements............................... 7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.................................10


PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES...............................................12

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K....................................12

SIGNATURES...................................................................13

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS



CURTIS INTERNATIONAL LIMITED
INTERIM BALANCE SHEETS
As of August 31, 2000 AND May 31, 2000
(Amounts expressed in US dollars)
(Unaudited)


                                                    August 31,          May 31,
                                                       2000              2000
                                                         $                 $

ASSETS

CURRENT ASSETS

Cash                                                      --          1,393,547
Accounts receivable                                 10,763,525        4,444,740
Inventory                                            8,010,862        7,283,553
Prepaid expenses and sundry assets                     131,578          106,084
                                                    ---------------------------
                                                    18,905,965       13,227,924

PROPERTY, PLANT AND EQUIPMENT                          428,809          428,631

DEFERRED INCOME TAXES                                  402,258          422,653

                                                    ---------------------------
                                                    19,737,032       14,079,208
                                                    ===========================


LIABILITIES

CURRENT LIABILITIES

Bank indebtedness (Note 2)                           3,477,777                0
Accounts payable                                     3,914,531        2,131,049
Income taxes payable                                    85,732           19,864
Advances from affiliated parties                       202,432          361,244
                                                    ---------------------------
                                                     7,680,472        2,512,157
                                                    ---------------------------

STOCKHOLDERS' EQUITY

CAPITAL STOCK (Note 3)                               7,246,774        7,342,163
ACCUMULATED OTHER COMPREHENSIVE INCOME                 (69,861)        (298,592)
RETAINED EARNINGS                                    4,879,647        4,523,480
                                                    ---------------------------
                                                    12,056,560       11,567,051
                                                    ---------------------------
Total liabilities and Stockholders' Equity          19,737,032       14,079,208
                                                    ===========================




CURTIS INTERNATIONAL LIMITED
INTERIM STATEMENTS OF INCOME
For the three months ended August 31, 2000 and 1999
(Amounts expressed in US dollars)
(Unaudited)

                                   For the period ended August 31
                                            three months
                                     2000              1999
                                      $                 $

SALES                              10,285,677       10,413,498

Cost of sales                       8,438,930        8,502,671
                                   ------------    -------------
GROSS PROFIT                        1,846,747        1,910,827
                                   ------------    -------------
EXPENSES
Adminstrative                         480,398          479,119
Selling                               563,079          368,182
Financial                             155,693          326,178
                                   ------------    -------------
                                    1,199,170        1,173,479
                                   ------------    -------------

INCOME BEFORE INCOME TAXES            647,577          737,348

Income taxes                          291,410          294,449
                                   ------------    -------------
NET INCOME                            356,167          442,899
                                   ------------    -------------

NET INCOME PER WEIGHTED
AVERAGE COMMON SHARE                     0.07             0.08
                                   ------------    -------------
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING           5,350,332        5,373,145
                                   ------------    -------------


CURTIS INTERNATIONAL LIMITED
INTERIM STATEMENTS OF CASH FLOWS
For the three months ended August 31, 2000 and 1999
(Amounts expressed in US dollars)
(Unaudited)



                                                          2000        1999
                                                          ----        ----

Cash flows from operating activities:
Net income                                              356,167       442,899
                                                     ------------------------
Adjustments to reconcile net income to net cash
        provided by operating activities:
Amortization                                             26,220        14,847
Deferred Income taxes                                    28,691             0
Increase in accounts receivable                      (6,222,091)   (2,008,209)
(Increase)/Decrease in inventory                       (582,790)      731,109
Increase in prepaid expenses and sundry assets          (23,367)      (59,933)
Increase in accounts payable and accrued expenses     1,738,922       958,135
Increase/(decrease) in income taxes payable              65,381    (1,248,713)
                                                     ------------------------
Net cash used in operating activities                (4,969,034)   (1,612,764)
                                                     ------------------------
Net cash provided by operating activities            (4,612,867)   (1,169,865)
                                                     ------------------------
Cash flows from investing activities:
Purchases of property, plant and equipment              (17,956)      (66,685)
                                                     ------------------------
Net cash provided by (used in) investing activities     (17,956)      (66,685)
                                                     ------------------------
Cash flows from financing activities:
Increase/(Decrease) in bank indebtedness              3,472,754    (1,570,405)
Decrease in advances from affiliated parties           (165,477)     (208,627)
Repurchase of common stock                              (95,389)            0
                                                     ------------------------
Net cash used in financing activities                 3,211,888    (1,779,032)
                                                     ------------------------

Effect of foreign currency exchange rate changes         25,388        (9,581)
                                                     ------------------------
Net increase/(decrease) in cash/cash equivalents     (1,393,547)   (3,025,163)
Cash and cash equivalents
  -  Beginning of period                              1,393,547     4,613,209
                                                     ------------------------
  -  End of period                                            0     1,588,046
                                                     ========================
 Interest paid                                           59,655        26,345
                                                     ========================
Income taxes paid                                       260,381     1,547,020
                                                     ========================


CURTIS INTERNATIONAL LIMITED
INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
As of August 31, 2000
(Amounts expressed in US dollars)
(Unaudited)

                                  Common                                   Accumulated
                                  Stock                                       Other
                                Number of                     Retained     Comprehensive
                                  Shares        Amounts       Earnings       Income        Total
                                                   $             $              $            $
                               --------------------------------------------------------------------

Balance as of May 31, 1999       5,373,145     7,342,163     2,874,375       (47,062)   10,169,476
Foreign currency translation                                                (251,530)     (251,530)
Net income for the year                                      1,649,105                   1,649,105
                               --------------------------------------------------------------------
Balance as of May 31, 2000       5,373,145     7,342,163     4,523,480      (298,592)   11,567,051
Foreign currency translation                                                 228,731       228,731
Repurchase of capital stock        (95,400)      (95,389)                                  (95,389)
Net income for the quarter                                     356,167                     356,167
                               --------------------------------------------------------------------
Balance as of August 31, 2000    5,277,745     7,246,774     4,879,647       (69,861)   12,056,560
                               ===================================================================


CURTIS INTERNATIONAL LIMITED.
Notes to Interim Financial Statements
August 31, 2000
(Amounts expressed in US dollars)
(Unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)       Basis of Presentation

These interim Financial Statements have been prepared in accordance with Form 10-QSB specifications and, therefore, do not include all information and footnotes normally shown in full annual financial statements.

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

The following table sets forth, for the end of periods indicated, the exchange rate and average rate for the periods translating balance sheet, revenue and expense items:

Period Ending
                                        August 31,   August 31,
                                          2000          1999
Closing exchange rate at balance
    sheet date                           0.6772       0.6698
Average exchange rate for the period     0.6762       0.6744

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

3.       CAPITAL STOCK

a)       Authorized

  15,000,000 shares of Common Stock
   1,000,000 shares of Preferred Stock

  Issued
                                                August 31,           August 31,
                                                  2000                 1999

  Common shares 5,277,745;(5,373,145 1999)      7,246,774            7,342,163


b)       Stock Option Plan

In 1998, the Board of Directors adopted a stock option plan pursuant to which 400,000 shares of common stock are provided for issuance. As at August 31, 2000, 155,000 stock options were issued and outstanding.

c)       Earnings Per Share

Net income per common share is computed by dividing net income for the period by the weighted number of common shares outstanding during the period.

Fully diluted net income per share was the same as the basic net income per common share.

d)       Stock Repurchase

On August 10, 2000 the Company repurchased for cancellation, 95,400 Common Shares at the then prevailing market price of $1.00 per share, net of commissions. The cost of the repurchase, in the amount of $95,389, has been recorded as a reduction of capital stock.

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

RESULTS OF OPERATIONS

Three Months Ended August 31, 2000 compared to the Three Months Ended August 31, 1999.

Sales for the three months ended August 31, 2000 were $10,286,000, a 1.2% decrease over the first quarter of fiscal 2000 sales of $10,413,000. This decrease is the result of an expansion of our customer base in the United States offset by lower Canadian sales due to the reduced buying of a significant customer.

Gross profit for the first quarter of fiscal 2001 was $1,847,000, which is a decrease of $64,000 (3.4%) over the first quarter of fiscal 2000. This was attributed to the decrease in sales volume, and a slightly lower gross profit percentage.

Administrative expenses of $480,000 for the three months ended August 31, in fiscal 2001 were comparable to the same quarter in fiscal 2000.

Selling expenses of $563,000 for the three months ended August 31, in fiscal 2001 are 52.9% higher than the $368,000 of fiscal 2000. This increase is due to higher commissions, and freight costs associated with the higher proportion of sales in the United States.

Financial expenses for the three months ended August 31, 2000 were $170,000 lower due to lower allowances for bad debt.

Income before income taxes decreased by $90,000 over the prior year to $648,000 for the three months ended August 31, 2000. This decrease reflected a slight decrease in sales coupled with higher costs associated with a shift towards increased sales volume in the United States.

As a result of the above factors, net income for the first quarter of fiscal 2001 has decreased by 19.6%, to $356,000.

LIQUIDITY AND CAPITAL RESOURCES

The company had an unfavorable change in the use of cash of $1,394,000 for the three months ended August 31, 2000. The principle uses of cash were traced to an increase in accounts receivable attributable to slower collections, and an increase in inventory in anticipation of seasonally increased sales volumes for the coming quarter. This was partially offset by an increase in accounts payable.

The Company received net proceeds from a public offering effective November 12, 1998 in the amount of $7,342,163. The Company believes that the proceeds of the initial public offering, coupled with income from operations will fulfill the Company's working capital needs for the next fiscal year. It is the Company's intention to utilize a significant portion of the proceeds to aggressively seek synergistic acquisitions, although we have no understandings or agreements to acquire any companies at this time. The company also intends to support its business through increased marketing, advertising and distribution throughout North America. As the Company continues to grow, bank borrowings, other debt placements and equity offerings may be considered, in part, or in combination, as the situation warrants.

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

         To date the Company has utilized the net proceeds from its initial public offering as follows: repayment of loan $900,000, upgrading of M.I.S $180,000, relocation to new facilities $100,000, sales and marketing $50,000. The balance of approximately $5,536,411 has been used to temporarily reduce the outstanding balance on the Company's line of credit with CIBC and for working capital and general corporate purposes. The Company's temporary reduction of its line of credit reduces the interest expense payable by the Company, while keeping open such line of credit for immediate use by the Company.


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






                                       CURTIS INTERNATIONAL LTD.
October 16, 2000                       By: /s/ JACOB HERZOG
                                           ----------------------------
                                           Jacob Herzog
                                           Chairman, Treasurer,
                                           Secretary/Principal
                                           Accounting Officer



October 16, 2000                       By: /s/ AARON HERZOG
                                           ----------------------------
                                           Aaron Herzog
                                           President/Chief Executive
                                           Officer