Form 10-K/A
period 2000-05-31
CURTIS INTERNATIONAL LTD
filed 2000-10-20
CIK 1063251

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

           Documents incorporated by reference: None

                            CURTIS INTERNATIONAL LTD.
                         1999 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


                                     PART I

Item 1.    Business                                              1
Item 2.    Properties                                           10
Item 3.    Legal Proceedings                                    10
Item 4.    Submission of Matters to Vote of Security Holders    10

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
                Stockholder Matter                              11
Item 6.    Selected Financial Data                              13
Item 7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations               14
Item 7A.   Quantitative and Qualitative Disclosures
              About Market Risk                                 17
Item 8.    Financial Statements and Supplementary Data          17
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial
            Disclosures                                         17

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant   18
Item 11.   Executive Compensation                               20
Item 12.   Security Ownership of Certain Beneficial
               Owners and Management                            26
Item 13.   Certain Relationships and Related Transactions       27

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                              28

Signatures                                                      29

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
-------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA:


                                                             MAY 31,
                                                             -------
                                                     2000              1999
                                                     ----              ----
                                                 $14,079,208       $14,663,946
Total assets...............................
                                                   2,512,157         4,494,470
Total liabilities..........................
                                                  10,990,943         9,283,274
Working capital............................
                                                 $11,567,051       $10,169,476
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

                              Dated:  October 16, 2000

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

                                      Date: October 16, 2000

                                  By: /S/ JACOB HERZOG
                                      -----------------------------------------
                                      Jacob Herzog
                                      Chairman, Principal Accounting Officer
                                      Treasurer and Secretary

                                      Date: October 16, 2000


                                  By: _____________________________
                                      Louis Drazin
                                      Director

                                      Date: October 16, 2000

                                  By:  /S/ DAVID BEN DAVID
                                       ---------------------------------------
                                       David Ben David
                                       Director

                                      Date: October 16, 2000

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
                                                      ==========        ==========








CURTIS INTERNATIONAL LTD.
BALANCE SHEETS
AS AT MAY 31
(AMOUNTS EXPRESSED IN US DOLLARS)
                                                         2000              1999
                                                         ----              ----

                                                           $                 $
                                   LIABILITIES
        CURRENT LIABILITIES

             Bank indebtedness (note 6)                     -            1,685,323
             Accounts payable (note 7)                 2,131,049         1,042,253
             Income taxes payable                         19,865         1,110,132
             Advances from affiliated parties (note 8)   361,244           656,762
                                                     -----------        ----------


        TOTAL LIABILITIES                              2,512,157         4,494,470
                                                     -----------        ----------

                              SHAREHOLDERS' EQUITY

        CAPITAL STOCK (note 9)                         7,342,163         7,342,163

        CUMULATIVE TRANSLATION ADJUSTMENT               (298,592)          (47,062)

        RETAINED EARNINGS                              4,523,480         2,874,375
                                                     -----------        ----------

        SHAREHOLDERS' EQUITY                          11,567,051        10,169,476
                                                     -----------        ----------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    14,079,208        14,663,946
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


CURTIS INTERNATIONAL LTD.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31
(AMOUNTS EXPRESSED IN US DOLLARS)
                                                                                      2000              1999              1998
                                                                                      ----              ----              ----
                                                                                       $                 $                 $
        Cash flows from financing activity:
             Increase (decrease) in bank indebtedness                             (1,687,608)       (6,780,298)         7,504,507
             Increase (decrease) in advances from affiliated
                  parties                                                           (103,089)          (58,781)           (92,517)
             Deferred issuance costs                                                      -              86,724           (92,779)
             Redemption of Class B share                                                  -                   -                (1)
             Issuance of common stock, net                                                -           7,342,083                -
                                                                                  -----------         ---------         ---------

                                                                                  (1,790,697)           589,728         7,319,210
                                                                                  -----------         ---------         ---------

        Effect of foreign currency exchange rate changes                            (219,855)           110,394          (144,261)
                                                                                  -----------         ---------         ---------

        Net increase (decrease) in cash and cash equivalents                      (3,219,662)         1,212,028         2,149,639

        Cash and cash equivalents
             -  Beginning of year                                                   4,613,209         3,401,181         1,251,542
                                                                                  -----------         ---------         ---------


             -  End of year                                                         1,393,547         4,613,209         3,401,181
                                                                                  ===========         =========         =========


        Interest paid                                                                   7,838           255,357           408,649
                                                                                  ===========         =========         =========


        Income taxes paid                                                           1,887,677           490,765            50,670
                                                                                  ===========         =========         =========









   The accompanying notes are an integral part of these financial statements.

CURTIS INTERNATIONAL LTD.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MAY 31
(AMOUNTS EXPRESSED IN US DOLLARS)
                                                                     COMMON
                                                                      STOCK                                            CUMULATIVE
                                                                  NUMBER OF                            RETAINED       TRANSLATION
                                                                     SHARES           AMOUNTS          EARNINGS       ADJUSTMENTS
                                                            ---------------   ---------------   ---------------   ---------------
                                                                                        $                 $                 $
        Balance as of May 31, 1997                                3,700,000                80           665,713          (14,541)

        Foreign currency translation                                     -                 -                 -           (79,449)

        Net income for the year                                          -                 -            864,905                -

                                                                -----------       -----------        ----------         ------------

        Balance as of May 31, 1998                                3,700,000                80         1,530,618          (93,990)

        Foreign currency translation                                     -                 -                 -             46,928

        Issuance of capital stock                                 1,673,145         7,342,083                -                 -

        Net income for the year                                          -                 -          1,343,757                -

                                                                -----------       -----------        ----------         ------------
        Balance as of May 31, 1999                                5,373,145         7,342,163         2,874,375          (47,062)

        Foreign currency translation                                    -                  -                 -          (251,530)

        Net income for the year                                         -                  -          1,649,105                -
                                                                -----------       -----------        ----------         ------------

        Balance as of May 31, 2000                                5,373,145         7,342,163         4,523,480         (298,592)
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

CURTIS INTERNATIONAL LTD.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2000, 1999 AND 1998
 (AMOUNTS EXPRESSED IN US DOLLARS)




        10.  COMPREHENSIVE INCOME

             The company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" as of June 1, 1998 which requires new standards for reporting and display of comprehensive income and its components in the financial statements. However, it does not affect net income or total stockholders' equity. The components of comprehensive income are as follows:



                                                                                2000              1999              1998

                                                                                $                  $                 $

             Net income                                                       1,649,105         1,343,757          864,905
             Other comprehensive income (loss):
                  Foreign currency translation adjustments                      251,530            46,928          (79,449)
                                                                              ---------         ---------           -------

             Comprehensive income                                             1,397,575         1,390,685          785,456
                                                                              =========         =========          =======


             The components of accumulated other comprehensive income (loss) are as follows:

             Accumulated other comprehensive loss, May 31, 1997                                                 $  (14,541)

             Foreign currency translation adjustments for the year ended
                  May 31, 1998                                                                                    ( 79,449)
                                                                                                                  --------


             Accumulated other comprehensive loss, May 31, 1998                                                    (93,990)

             Foreign currency translation adjustments for the year ended
                  May 31, 1999                                                                                       46,928
                                                                                                                  --------


             Accumulated other comprehensive loss, May 31, 1999                                                    (47,062)

             Foreign currency translation adjustments for the year ended
                  May 31, 2000                                                                                    (251,530)
                                                                                                                  --------


             Accumulated other comprehensive loss May 31, 2000                                                    (298,592)
                                                      === ====                                                    ========


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