Form 10-Q
period 2000-11-30
CURTIS INTERNATIONAL LTD
filed 2001-01-16
CIK 1063251

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: January 11, 2001, 5,277,745 Shares of Common Stock outstanding.

         Transitional Small Business Disclosure (check One):

 Yes  [  ]         No  [ X ]

                            CURTIS INTERNATIONAL LTD.

                                      INDEX

                                                                           PAGE

PART I - FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

         Interim Balance Sheet - November 30, 2000 and May 31, 2000.......... 3

         Interim Statements  of  Income  - For the three and six months ended November 30, 2000 and 1999.................................... 4

         Interim Statements  of Cash  Flows - For the six months
         ended November 30, 2000 and 1999.................................... 5

         Interim Statements of Stockholders Equity For the six months ended November 30, 2000............................................. 6

         Notes to Interim Financial Statements............................... 7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.................................10


PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS...........................12

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K....................................12

SIGNATURES...................................................................13

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CURTIS INTERNATIONAL LIMITED
INTERIM BALANCE SHEETS
AS OF NOVEMBER 30, 2000 AND MAY 31, 2000
(Amounts expressed in US dollars)
(Unaudited)


                                                   November 30         May 31,
                                                      2000              2000
                                                       $                 $

ASSETS

CURRENT ASSETS

Cash                                                      --          1,393,547
Accounts receivable                                 12,485,136        4,444,740
Income Taxes Recoverable                               689,631             --
Inventory                                            8,071,767        7,283,553
Prepaid expenses and sundry assets                      98,783          106,084
                                                   ----------------------------
                                                    21,345,317       13,227,924

PROPERTY, PLANT AND EQUIPMENT                          395,729          428,631

DEFERRED INCOME TAXES                                  357,640          422,653

                                                   ----------------------------
                                                    22,098,686       14,079,208
                                                   ============================


LIABILITIES

CURRENT LIABILITIES

Bank indebtedness                                    6,048,668             --
Accounts payable                                     4,893,020        2,131,049
Income taxes payable                                      --             19,864
Advances from affiliated parties                       208,700          361,244
                                                   ----------------------------
                                                    11,150,388        2,512,157
                                                   ----------------------------

STOCKHOLDERS' EQUITY

COMMON STOCK                                         7,246,774        7,342,163
ACCUMULATED OTHER COMPREHENSIVE INCOME                (559,890)        (298,592)
RETAINED EARNINGS                                    4,261,414        4,523,480
                                                   ----------------------------
                                                    10,948,298       11,567,051
                                                   ----------------------------
                                                    22,098,686       14,079,208
                                                   ============================


CURTIS INTERNATIONAL LIMITED
INTERIM STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2000 AND 1999
(Amounts expressed in US dollars)
(Unaudited)

                                        For the period ended November 30
                                     three months                  six months
                                 2000           1999           2000          1999
                                  $              $               $             $

SALES                         22,276,262     18,624,623    32,561,939     29,038,121

Cost of sales                 18,702,026     15,614,389    27,140,956     24,117,060
                             -------------------------------------------------------
GROSS PROFIT                   3,574,236      3,010,234     5,420,983      4,921,061
                             -------------------------------------------------------
EXPENSES
Selling                        1,030,444        930,659     1,593,523      1,298,841
Adminstrative                    482,731        398,290       963,129        877,409
Financial                        156,815          9,786       189,839         35,513
Bad Debt Expense               3,039,616         98,813     3,162,285        399,264
                             -------------------------------------------------------
                               4,709,606      1,437,548     5,908,776      2,611,027

INCOME BEFORE INCOME TAXES    (1,135,370)     1,572,686      (487,793)     2,310,034

Income taxes                    (517,137)       753,868      (225,727)     1,048,317
                             -------------------------------------------------------
NET INCOME                      (618,233)       818,818      (262,066)     1,261,717
                             -------------------------------------------------------
NET INCOME PER WEIGHTED
AVERAGE COMMON SHARE               (0.12)          0.15         (0.05)          0.23
                             -------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING      5,277,745      5,373,145     5,314,237      5,373,145
                             -------------------------------------------------------




CURTIS INTERNATIONAL LIMITED
INTERIM STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2000 AND 1999
(Amounts expressed in US dollars)
(Unaudited)


                                                        2000           1999
                                                         $               $

Cash flows from operating activities:
Net income                                            (262,066)    1,261,717
                                                   -------------------------
Adjustments to reconcile net income to
    net cash provided by operating activities:
Amortization                                            53,154        31,471
Deferred Income taxes                                   56,770        57,577
Increase in accounts receivable                     (8,404,260)   (9,190,454)
(Increase)/Decrease in inventory                      (990,918)    1,166,872
Increase in prepaid expenses and sundry assets           4,945       (45,053)
Increase in accounts payable and accrued expenses    2,901,697     2,117,448
Increase/(decrease) in income taxes payable           (731,551)     (838,873)
                                                   -------------------------

Net cash used in operating activities               (7,110,163)   (6,701,012)
                                                   -------------------------

Net cash used in operating activities               (7,372,229)   (5,439,295)
                                                   -------------------------

Cash flows from investing activities:
Purchases of property, plant and equipment             (29,662)     (149,605)
                                                   -------------------------
Net cash used in investing activities                  (29,662)     (149,605)
                                                   -------------------------

Cash flows from financing activities:
Increase/(Decrease) in bank indebtedness             6,048,668     1,074,582
Decrease in advances from affiliated parties          (148,360)      (99,811)
Repurchase of common stock                             (95,389)            0
                                                   -------------------------
Net cash provided by financing activities            5,804,919       974,771
                                                   -------------------------

                                                   -------------------------
Effect of foreign currency exchange rate changes       203,425           920
                                                   -------------------------

Net increase/(decrease) in cash/cash equivalents    (1,393,547)   (4,613,209)
Cash and cash equivalents
-- Beginning of period                               1,393,547     4,613,209
                                                   -------------------------
-- End of period                                             0             0
                                                   =========================

                                                   -------------------------
Interest paid                                          168,884         1,147
                                                   =========================

                                                   -------------------------
Income taxes paid                                      511,424     1,816,156
                                                   =========================





CURTIS INTERNATIONAL LIMITED
INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF NOVEMBER 30, 2000
(Amounts expressed in US dollars)
(Unaudited)

                                      Common                                 Accumulated
                                      Stock                                     Other
                                    Number of                 Retained      Comprehensive
                                      Shares     Amounts      Earnings          Income       Total
                                                    $            $                $            $
                                   -----------------------------------------------------------------

Balance as of May 31, 1999         5,373,145     7,342,163     2,874,375       (47,062)   10,169,476
Foreign currency translation                                                  (251,530)    (251,530)
Net income for the year                                        1,649,105                  1,649,105
                                   -----------------------------------------------------------------
Balance as of May 31, 2000         5,373,145     7,342,163     4,523,480      (298,592)   11,567,051
Foreign currency translation                                                  (261,298)     (261,298)
Repurchase of capital stock          (95,400)      (95,389)                                  (95,389)
Net income for the six months
     ended November 30, 2000                                    (262,066)                   (262,066)
                                   -----------------------------------------------------------------
Balance as of November 30, 2000    5,277,745     7,246,774     4,261,414      (559,890)   10,948,298
                                   =================================================================



CURTIS INTERNATIONAL LIMITED.
Notes to Interim Financial Statements November 30, 2000
(Amounts expressed in US dollars)
(Unaudited)

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

The following table sets forth, for the end of periods indicated, the exchange rate and average rate for the periods translating balance sheet, revenue and expense items:

Period Ending
                                        November 30,          November 30,
                                          2000                     1999
Closing exchange rate at balance
    sheet date                           0.6484                  0.6783
Average exchange rate for the period     0.6690                  0.6785

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

2.         BANK INDEBTEDNESS

The bank indebtedness bears interest at the bank's prime lending rate relative to the currency in which the debt is incurred plus 0.50% per annum. As security, the company has provided a general assignment of accounts receivable, a general security agreement and an assignment of fire insurance on the business assets. The company's line of credit extends to $12,968,000, with an additional seasonal facility available from August 1 through December 31 of $6,484,000, and is limited based on a formula which relates to accounts receivable, and inventory held by the company. The company has met all covenants imposed by the bank.

3.         CAPITAL STOCK

a)         Authorized

  15,000,000 shares of Common Stock
   1,000,000 shares of Preferred Stock

  Issued
                                                November 30,        November 30,
                                                   2000                 1999

  Common shares 5,277,745;(5,373,145 1999)       7,246,774           7,342,163


b)         Stock Option Plan

In 1998, the Board of Directors adopted a stock option plan pursuant to which 400,000 shares of common stock are provided for issuance. As at November 30, 2000, 155,000 stock options were issued and outstanding.

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

ITEM 2.    Management discussion and analysis


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

Results of Operations

Three and Six Months Ended November 30, 2000 compared to the Three and Six Months Ended November 30, 1999.

Sales for the three months ended November 30, 2000 were $22,276,000, a 19.6% increase over the second quarter of fiscal 2000 sales of $18,625,000. Year to date sales for fiscal 2001 increased 12.1% over the same period in fiscal 2000. This increase is the result of an expansion of our customer base in the United States.

Gross profit for the second quarter of fiscal 2001 was $3,574,000, which is a increase of $564,000 (18.7%) over the second quarter of fiscal 2000. Year to date gross profit for fiscal 2001 increased by $500,000 (10.2%) over the same period in fiscal 2000. This was attributed to the increase in sales volume. We were able to maintain our profit margin percentage despite aggressively seeking and acquiring sales to major store chains in the United States.

Selling expenses of $1,030,000 for the three months ended November 30, in fiscal 2001 were lower as a percentage of sales (4.6%) as compared to 5.0% for the same quarter in fiscal 2000. The year to date selling expenses for fiscal 2001 were $1,594,000 as compared to $1,299,000 for the same period in fiscal 2000.

Administrative expenses of $963,000 for the six months ended November 30, 2000 were $86,000 higher than six months ended November 30, 1999. This was due to higher office costs and insurance.

Financial expenses for the three months ended November 30, 2000 of $157,000 were $147,000 higher than the same period of 1999. Year to date financial costs for fiscal 2001 were $190,000 as compared to $36,000 for the same period in fiscal 2000. This was due higher interest costs due to higher borrowings associated with the increased volume of business.

Bad Debt expense for Fiscal 2001 increased significantly to $3,040,000 from $99,000 (2,970.1%). Bad debt expense for the six months ended November 30, 2000 was $3,162,000 compared to $399,000 for the comparable period in 1999. This was primarily due to an increase in allowance for uncollectable amounts associated with one significant customer. This customer has subsequently filed for chapter 11 protection. Management is unable at this time to determine the extent of recover likely from this account. The provision fully reserves any loss to be suffered from this uncollectable amount. Management expects this to be a one-time loss, and does not anticipate any future effects on operating income in the future.

Income before income taxes for the three months ended November 30, 2000 was a loss of $1,135,000. This loss reflects the above mentioned bad debt allowance that offset the increase in total revenue, and gross profit.

Income before income taxes for the six months ended November 30, 2000 was a loss of $488,000.

As a result of the above factors, net income for the three months ended November 30, 2000 was a net loss of $618,000.

Net income for the six months ended November 30, 2000 was a net loss of $262,000.


 Liquidity and Capital Resources

The company had a net use of cash of $1,394,000 for the six months ended November 30, 2000. The principle uses of cash were traced to an increase in accounts receivable due to an increase in sales volume, and the seasonal increase in sales for the second quarter, and an increase in inventory, also due to the seasonally high sales period. This was partially offset by an increase in accounts payable and accrued expenses.

The Company believes that available bank borrowings, coupled with income from operations will fulfill the Company's working capital needs for the next fiscal year. It is the Company's intention to utilize a significant portion of the proceeds to aggressively seek synergistic acquisitions, although we have no understandings or agreements to acquire any companies at this time. The company also intends to support its business through increased marketing, advertising and distribution throughout North America. As the Company continues to grow, bank borrowings, other debt placements and equity offerings may be considered, in part, or in combination, as the situation warrants.

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






                                       CURTIS INTERNATIONAL LTD.
January 15, 2001                       By: /s/ JACOB HERZOG
                                           ----------------------------
                                           Jacob Herzog
                                           Chairman, Treasurer,
                                           Secretary/Principal
                                           Accounting Officer



January 15, 2001                       By: /s/ AARON HERZOG
                                           ----------------------------
                                           Aaron Herzog
                                           President/Chief Executive
                                           Officer