Form 10-Q
period 2001-02-28
CURTIS INTERNATIONAL LTD
filed 2001-04-16
CIK 1063251

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended February 28, 2001 or

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 10, 2001, 5,263,245 Shares of Common Stock outstanding.

         Transitional Small Business Disclosure (check One):

 Yes  [  ]         No  [ X ]

                            CURTIS INTERNATIONAL LTD.

                                      INDEX

                                                                           PAGE

PART I - FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

         Interim Balance Sheet - February 28, 2001 and May 31, 2000.......... 3

         Interim Statements  of  Income  - For the three and nine months ended February 28, 2001 and 2000.................................... 4

         Interim Statements  of Cash  Flows - For the nine months
         ended February 28, 2001 and 2000.................................... 5

         Interim Statements of Stockholders Equity For the nine months ended February 28, 2001............................................. 6

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


PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS...........................12

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K....................................12

SIGNATURES...................................................................13

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CURTIS INTERNATIONAL LIMITED
INTERIM  BALANCE  SHEETS
As of February 28, 2001 and May 31, 2000
(Amounts expressed in US dollars) (Unaudited)


                                                     February 28       May 31,
                                                        2001            2000
                                                          $               $

ASSETS

CURRENT ASSETS

Cash                                                 1,124,995        1,393,547
Accounts receivable                                  3,874,757        4,444,740
Income Taxes Recoverable                               886,237             --
Inventory                                            5,802,983        7,283,553
Prepaid expenses and sundry assets                      86,774          106,084
                                                   ----------------------------
                                                    11,775,746       13,227,924

PROPERTY, PLANT AND EQUIPMENT                          375,993          428,631

DEFERRED INCOME TAXES                                  332,777          422,653

                                                   ----------------------------
                                                    12,484,516       14,079,208
                                                   ============================


LIABILITIES

CURRENT LIABILITIES

Bank indebtedness                                         --               --
Accounts payable                                     1,353,583        2,131,049
Income taxes payable                                      --             19,864
Advances from affiliated parties                       285,079          361,244
                                                   ----------------------------
                                                     1,638,662        2,512,157
                                                   ----------------------------

STOCKHOLDERS' EQUITY

COMMON STOCK                                         7,236,199        7,342,163
ACCUMULATED OTHER COMPREHENSIVE INCOME                (470,027)        (298,592)
RETAINED EARNINGS                                    4,079,682        4,523,480
                                                  ----------------------------
                                                    10,845,854       11,567,051
                                                  ----------------------------
                                                    12,484,516       14,079,208
                                                  =============================




CURTIS INTERNATIONAL LIMITED
INTERIM STATEMENTS OF INCOME
For the three and nine months ended February 28, 2001 and 2000
(Amounts expressed in US dollars)
(Unaudited)

                                          For the period ended February 28
                                      three months                 nine months
                                  2001           2000          2001           2000
                                    $             $              $              $

SALES                          3,311,221      7,175,725     35,873,160     36,213,846

Cost of sales                  2,768,488      5,884,869     29,909,444     30,001,929

GROSS PROFIT                     542,733      1,290,856      5,963,716      6,211,917
                              -------------------------------------------------------
EXPENSES
Selling                          269,481        404,860      1,863,004      1,703,701
Adminstrative                    545,329        581,272      1,508,458      1,458,681
Financial                         54,009         (8,120)       243,848         27,393
Bad Debt Expense                  20,783        (52,567)     3,183,068        346,697
                              -------------------------------------------------------
                                 889,602        925,445      6,798,378      3,536,472
                              -------------------------------------------------------
INCOME BEFORE INCOME TAXES      (346,869)       365,411       (834,662)     2,675,445

Income taxes                    (165,137)       152,827       (390,864)     1,201,144
                              -------------------------------------------------------
NET INCOME                      (181,732)       212,584       (443,798)     1,474,301
                              -------------------------------------------------------
NET INCOME PER WEIGHTED
AVERAGE COMMON SHARE               (0.03)          0.04          (0.08)          0.27
                              -------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING      5,263,245      5,373,145      5,297,426      5,373,145
                              -------------------------------------------------------



CURTIS INTERNATIONAL LIMITED
INTERIM STATEMENTS OF CASH FLOWS
For the nine months ended February 28, 2001 and 2000
(Amounts expressed in US dollars) (Unaudited)


                                                          2001           2000
                                                            $             $

Cash flows from operating activities:
Net income/(loss)                                        (443,798)    1,474,301
                                                        -----------------------
Adjustments to reconcile net income to net cash
        provided by operating activities:
Amortization & Depreciation                                79,724        65,674
Deferred Income taxes                                      84,709        86,510
Increase/(decrease) in accounts receivable                508,806    (2,494,735)
Decrease in inventory                                   1,390,270     2,023,465
Increase/(decrease) in prepaid expenses
        and sundry assets                                  17,954       (78,816)
Increase/(decrease) in accounts payable
        and accrued expenses                             (622,492)    1,609,065
Decrease in income taxes payable                         (922,277)     (978,628)
                                                        -----------------------

Net cash used in operating activities                     536,694       232,535
                                                        -----------------------

Net cash used in operating activities                      92,896     1,706,836
                                                        -----------------------

Cash flows from investing activities:
Purchases of property, plant and equipment                (32,968)     (271,429)
                                                        -----------------------
Net cash used in investing activities                     (32,968)     (271,429)
                                                        -----------------------

Cash flows from financing activities:
Decrease in bank indebtedness                                   0    (1,711,070)
Decrease in advances from affiliated parties             (206,343)      (99,977)
Repurchase of common stock                               (105,964)            0
                                                        -----------------------
Net cash provided by financing activities                (312,307)   (1,811,047)
                                                        -----------------------

                                                        -----------------------
Effect of foreign currency exchange rate changes          (16,173)     (112,058)
                                                        -----------------------

Net decrease in cash/cash equivalents                    (268,552)     (487,698)
Cash and cash equivalents
  -Beginning of period                                  1,393,547     4,613,209
                                                        -----------------------
  -End of period                                        1,124,995     4,125,511
                                                        =======================

                                                        -----------------------
Interest paid                                             206,289         1,149
                                                        =======================

                                                        -----------------------
Income taxes paid                                         592,447     1,816,156
                                                        =======================

                                      -5-



CURTIS INTERNATIONAL LIMITED
INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
As of February 28, 2001
(Amounts expressed in US dollars)
(Unaudited)

                                     Common                                   Accumulated
                                     Stock                                       Other
                                   Number of                   Retained     Comprehensive
                                     Shares       Amounts      Earnings         Income      Total
                                                     $            $                $          $
                                   ------------------------------------------------------------------

Balance as of May 31, 1999         5,373,145     7,342,163     2,874,375       (47,062)   10,169,476
Foreign currency translation                                                  (251,530)     (251,530)
Net income for the year                                        1,649,105                   1,649,105
                                   ------------------------------------------------------------------
Balance as of May 31, 2000         5,373,145     7,342,163     4,523,480      (298,592)   11,567,051
Foreign currency translation                                                  (171,435)     (171,435)
Repurchase of capital stock         (109,900)     (105,964)                                 (105,964)
Net income for the nine months
     ended February 28, 2001                                    (443,798)                   (443,798)
                                   ------------------------------------------------------------------
Balance as of February 28, 2001    5,263,245     7,236,199     4,079,682      (470,027)   10,845,854
                                   ==================================================================


CURTIS INTERNATIONAL LIMITED.
Notes to Interim Financial Statements
February 28, 2001
(Amounts expressed in US dollars)
(Unaudited)

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

The following table sets forth, for the end of periods indicated, the exchange rate and average rate for the periods translating balance sheet, revenue and expense items:

Period Ending
                                        February 28, February 29,
                                          2001          2000
Closing exchange rate at balance
    sheet date                           0.6536       0.6888
Average exchange rate for the period     0.6655       0.6861

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

3.       CAPITAL STOCK

a)       Authorized

  15,000,000 shares of Common Stock
   1,000,000 shares of Preferred Stock

  Issued
                                              February 28,        February 29,
                                                 2001                 2000

  Common shares 5,263,245;(5,373,145 2000)     7,236,199           7,342,163


b)       Stock Option Plan

In 1998, the Board of Directors adopted a stock option plan pursuant to which 400,000 shares of common stock are provided for issuance. As at February 28, 2001, 155,000 stock options were issued and outstanding.

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

On December 1, 2000 the Company repurchased for cancellation, 14,500 Common Shares at the then prevailing market price of $0.75 per share, net of commissions. The cost of the repurchase, in the amount of $10,575, has been recorded as a reduction of capital stock.

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

Results of Operations

Three and Nine Months Ended February 28, 2001 compared to the Three and Nine Months Ended February 29, 2000.

Sales for the three months ended February 28, 2001 were $3,311,000, a 53.9% decrease over the third quarter of fiscal 2000 sales of $7,176,000. Year to date sales for fiscal 2001 decreased 0.9% over the same period in fiscal 2000. This decrease resulted from the bankruptcy of several of our customers in the third quarter coupled with a general slowdown in demand associated with the downturn of the American economy.

Gross profit for the third quarter of fiscal 2001 was $543,000, which is a decrease of $748,000 (58.0%) over the third quarter of fiscal 2000. Year to date gross profit for fiscal 2001 decreased by $248,000 (4.0%) over the same period in fiscal 2000. This was attributed to the decrease in sales volume and a slight decrease in gross margin percentage.

Selling expenses of $269,000 for the three months ended February 28, in fiscal 2001 were higher as a percentage of sales (8.1%) as compared to 5.6% for the same quarter in fiscal 2000. The year to date selling expenses for fiscal 2001 were $1,863,000 as compared to $1,704,000 for the same period in fiscal 2000. This was due to higher shipping costs associated with an increased proportion of sales made to customers in the United States relative to overall sales.

Administrative expenses of $1,508,000 for the nine months ended February 28, 2001 were $50,000 higher than nine months ended February 29, 2000.

Financial expenses for the three months ended February 28, 2001 of $54,000 were $62,000 higher than the same period of 2000. Year to date financial costs for fiscal 2001 were $244,000 as compared to $27,000 for the same period in fiscal 2000. This was due higher interest costs due to higher borrowings associated with the increased volume of business.

Bad Debt expense for the third quarter of Fiscal 2001 increased to $21,000 from $(53,000) (139.5%). Year to date bad debt expense for fiscal 2001 was $3,183,000 compared to $347,000. This was primarily due to an increase in allowance for uncollectable amounts associated with one significant customer. This customer has subsequently filed for chapter 11 protection. Management is unable at this time to determine the extent of recover likely from this account. The provision fully reserves any loss to be suffered from this uncollectable amount. Management expects this to be a one-time loss, and does not anticipate any future effects on operating income in the future.

Income before income taxes for the three months ended February 28, 2001 was a loss of $347,000. This loss is primarily due to the decrease in sales.

Income before income taxes for the nine months ended November 30, 2001 was a loss of $835,000.

As a result of the above factors, net income for the three months ended February 28, 2001 was a net loss of $182,000.

Net income for the nine months ended February 28, 2001 was a net loss of $444,000.

Liquidity and Capital Resources

The company had a net use of cash of $269,000 for the nine months ended February 28, 2001. The principle uses of cash were traced to an decrease in accounts payable and accrued expenses, and income taxes payable. This was offset by a decrease in accounts receivable and inventory.

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


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a) There were no reports on Form 8-K filed during the quarter for which this report is filed.

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                       CURTIS INTERNATIONAL LTD.
April 16, 2001                         By: /s/ JACOB HERZOG
                                           ----------------------------
                                           Jacob Herzog
                                           Chairman, Treasurer,
                                           Secretary/Principal
                                           Accounting Officer



April 16, 2001                         By: /s/ AARON HERZOG
                                           ----------------------------
                                           Aaron Herzog
                                           President/Chief Executive
                                           Officer